Form 10-Q
period 2024-09-30
Magnolia Bancorp, Inc.
filed 2024-12-20
CIK 2033615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-281796

Magnolia Bancorp, Inc.

Exact name of registrant as specified in its charter)

Louisiana	99-2913448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Clearview Parkway Metairie, LA	70006
(Address of principal executive offices)	(Zip Code)

504-455-2444
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☐ Yes         ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         ☐ Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

 Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. No shares outstanding.

Magnolia Bancorp, Inc (the “Company,”) was incorporated in May 2024, to serve as the savings and loan holding company for Mutual Savings and Loan Association (the “Association”) upon consummation of the Association’s conversion from the mutual form of origination to the stock form of organization. As of September 30, 2024, the conversion has not yet been consummated and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements, related notes, and other financial information included in this report relate primarily to the Association.

The unaudited financial statements and other financial information contained in this report should be read in conjunction with the audited financial statements, and related notes, of the Association for the year ended December 31, 2023, contained in the Company’s definitive prospectus dated November 8, 2024, as filed with the Securities and Exchange Commission (“SEC”) on November 18, 2024.

Item 1. Financial Statements.

MUTUAL SAVINGS AND LOAN ASSOCIATION
STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS	(dollars in thousands)

Cash and cash equivalents	$1,613	$1,694
Interest-bearing deposits with banks	14	15
Federal Home Loan Bank stock, at cost	347	333
	-	-
Loans receivable	30,992	32,181
Allowance for credit losses	(185)	(200)
Loans receivable, net	30,807	31,981

Property and equipment, net	1,525	1,583
Accrued interest receivable loans	52	61
Other assets	748	136

TOTAL ASSETS	$35,105	$35,803

LIABILITIES AND RETAINED EARNINGS

LIABILITIES

Deposits
Interest-bearing deposits	$19,313	$20,001
Non-interest bearing deposits	1,045	855
Advances from Federal Home Loan Bank	-	500
Advance payments by borrowers for insurance and taxes	673	318
Accrued interest payable	2	4
Accrued expense and other liabilities	67	60
Deferred tax liability, net	48	48
Total Liabilities	21,149	21,787

RETAINED EARNINGS
Retained earnings	13,956	14,016
Accumulated other comprehensive income	-	-
Total Retained Earnings	13,956	14,016

TOTAL LIABILITIES AND RETAINED EARNINGS	$35,105	$35,803

The accompanying notes are in integral part of these financial statements.

MUTUAL SAVINGS AND LOAN ASSOCIATION
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Three Months ended		For the Nine Months ended
	SEPTEMBER 30.		SEPTEMBER 30,
	2024	2023	2024	2023
		(dollars in thousands)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$337	$331	$1,010	$1,000
Dividends from Federal Home Loan Bank stock	5	4	13	11
Interest on deposits with other banks and cash equivalents	26	36	70	110
Total interest and dividend income	368	371	1,093	1,121

INTEREST EXPENSE
Interest on deposits	100	46	265	80
Interest on Federal Home Loan Bank advances	7	5	26	6
Total interest expense	107	51	291	86

NET INTEREST INCOME	261	320	802	1,035

PROVISION FOR CREDIT LOSSES	-	-	-	-

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	261	320	802	1,035

NON-INTEREST INCOME
Service charges on deposit accounts	2	2	5	6
Rental income	6	5	17	16
Other income	-	-	2	2
Total non-interest income	8	7	24	24

NON-INTEREST EXPENSE
Salaries and employee benefits	202	200	574	605
Occupancy and equipment	25	24	69	70
Data processing	14	14	41	41
Automobile depreciation and expense	6	6	18	26
Audit and regulatory examination fees	12	10	41	44
Advertising	1	-	2	13
FHLB and DDA charges	10	9	29	29
Other general and administrative	45	44	129	129
Total non-interest expense	315	307	903	957

INCOME (LOSS) BEFORE INCOME TAXES	(46)	20	(77)	102

INCOME TAXES
Income tax provision (benefit)	(10)	4	(17)	22

NET INCOME (LOSS)	$(36)	$16	$(60)	$80

The accompanying notes are in integral part of these financial statements.

MUTUAL SAVINGS AND LOAN ASSOCIATION
STATEMENTS OF CHANGES IN RETAINED EARNINGS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)

RETAINED EARNINGS, BEGINNING OF THE PERIOD	$13,992	$13,994	$13,956	$13,930

Net Income (loss)	(36)	16	(60)	80

RETAINED EARNINGS, END OF THE PERIOD	$13,956	$14,010	$13,896	$14,010

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(dollars in thousands)
Net income (loss)	$(60)	$80
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	58	60
Stock dividends	(14)	(11)
(Increase) decrease in:
Accrued interest receivable and other assets	(586)	(44)
Increase (decrease) in:
Income tax payable	(17)	22
Accrued expenses and other liabilities	5	(56)
Net cash provided by (used in) operating activities	(614)	51

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loans receivable, net	1,174	1,577
Purchases of property and equipment	-	(67)
Net cash provided by investing activities	1,174	1,510

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits	(497)	(1,996)
Increase in advances by borrowers for insurance and taxes	354	297
Proceeds (payments) on Federal Home Loan Bank advances, net	(500)	500
Net cash used in financing activities	(643)	(1,199)

Net change in cash and cash equivalents	(83)	362

Cash and cash equivalents, beginning of period	1,710	3,603

Cash and cash equivalents, end of period	$1,627	$3,965

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$293	$84
Cash paid during the period for income taxes	$-	$-

RECONCILIATION TO THE STATEMENTS OF FINANCIAL CONDITION
Cash and cash equivalents	$1,613	$3,944
Interest-bearing deposits with banks	$14	$21
	$1,627	$3,965

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1.        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Mutual Savings and Loan Association (“the Association”) were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, general practices within the financial services industry, and instructions for Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Association’s audited financial statements and notes thereto for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Association is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Association’s financial condition, results of operations, changes in equity, and cash flows for the interim period presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

On January 1, 2023, the Association adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. The provisions of this guidance required changes to the manner in which the estimated and reported losses on financial instruments, including loans and unfunded lending commitments, select securities and other assets carried at amortized cost. Under CECL, the allowance for credit losses (ACL) is a valuation account, measured as the difference between the Association’s amortized cost basis and the net amount expected to be collected on the financial assets (i.e., lifetime credit losses). The CECL methodology described in FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), applies to financial assets measured at amortized cost, and off-balance-sheet credit exposures (collectively, financial assets) including: financing receivables such as loans held for investment, held to maturity debt securities, off-balance-sheet credit exposures (unfunded commitments) including off- balance sheet loan commitments, standby letters of credit, and other similar instruments.

Recent Accounting Pronouncements

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items. Even though the Company has a single reportable segment, all the disclosures required by this update are required. Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually. The goal of these disclosures is to enable investors to develop more decision-useful financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all previous periods presented. The Association does not expect the adoption of this standard to have a material impact on the Association’s financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this update provides enhanced transparency and decision usefulness of income tax disclosures. The amendment addresses investor requests for income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid information. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. Investors anticipate these disclosures will provide an understanding of an entity’s exposures to changes in tax legislation and allow investors to better assess income tax information that affects cash flow forecasts and capital allocation decisions, as well as identify opportunities to increase future cash flows. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Association does not expect the adoption of this standard to have a material impact on the Association’s financial statements.

1.        Summary of Significant Accounting Policies (continued)

ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. The guidance issued in this update amends the codification to remove references to various Financial Accounting Standards Board Concept Statements. The codification will be updated to clarify or correct unintended application of guidance that is not expected to have any significant effect on current accounting practice or cost to most entities. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Association does not expect the adoption of this guidance to have a material impact on the Association’s financial statements.

2.         Loans Receivable

 A summary of the balances of loans as of September 30, 2024 and December 31, 2023 is as follows:

	2024	2023
Real estate loans
Residential	$29,926,433	$30,988,366
Construction	-	18,400
Commercial	624,041	706,651
	30,550,474	31,713,417
Share Loans	303,673	325,587
	30,854,147	32,039,004
Unamortized, Net deferred loan costs	137,769	141,729
Less allowance for credit losses	(185,408)	(200,000)
Loans receivable, net	$30,806,508	$31,980,733

Weighted average yield	4.36%	4.05%

Loans are stated at the amount of unpaid principal net of discounts and premiums on acquired loans before allowance for credit losses. Interest on loans is calculated using the effective interest method. There were loan charge offs of $15,000 in the allowance for the nine months ended September 30, 2024; and no loan charge offs were recorded for the year ended December 31, 2023.

Loan Origination/Risk Management/Credit Concentration – The Association has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Association’s Board of Directors reviews and approves these policies and procedures on a regular basis. Although the Association has a diversified loan portfolio, the Association has concentrations of credit risks related to the real estate market, including residential, commercial, and construction lending. Most of the Association’s lending activity occurs within the greater New Orleans, Louisiana metropolitan area. The Association has certain loans for which repayment is dependent upon the operation or sale of collateral, based on the borrower’s financial difficulties. The underlying collateral can vary based on type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans and the risk characteristics:

2.         Loans Receivable (continued)

Real estate loans - consist primarily of residential loans for single and multifamily properties. Residential loans are generally secured by the first mortgage, and in some cases second mortgage, of owner occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers and can be impacted by economic conditions within their market area. Residential mortgage loans are generally secured by 1-4 family residential properties and residential lots. Declines in market value can result in residential mortgages with outstanding balances in excess of the collateral value of the property securing the loan. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Construction Loans – Construction loans include loans secured by real estate. Construction loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, or an interim loan commitment from the Association until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions, the cost of construction and the availability of long-term financing. Residential construction loans can experience delays in construction and cost overruns that can exceed the borrower’s financial ability to complete the construction project, which could result in unmarketable collateral.

Commercial Loans – Commercial real estate loans include loans secured by real estate. Repayment of these loans are primarily dependent on cash flows from the operations of the property and personal income of the borrower, which can be impacted by economic conditions of the market. A decrease in demand for commercial real estate in our market area could result in decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our borrowers. Loans secured by non-residential properties and multi-family housing are dependent upon the ability of the property to produce cash flow sufficient to cover debt service and other operating expenses. These property types are susceptible to weak economic conditions which can result in high vacancy rates.

Home Equity Loans - Home equity loans and lines of credit loans are secured by first or junior liens on residential real estate making such loans susceptible to deterioration in residential real estate values. Additional risks include lien perfection deficiencies and the inherent risk that the borrower may draw on the lines in excess of their collateral value, particularly in a deteriorating real estate market.

Share Loans – The share loan portfolio consists of loans secured by savings or certificate of deposit accounts of customers. Risk is mitigated by the fact that the loans are of smaller individual amounts and secured by deposit accounts.

          The following tables present a summary by loan class to past due and non-accrual loans as of September 30, 2024 and December 31, 2023 (dollars in thousands):

September 30, 2024	30 to 90 days past due	Greater than 90 days past due	Current Loans	Total	Past due greater than 90 days accruing
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$-	$-	$-	$684	$-
Fixed Rate:
Land Loan	-	-	289	289	-
Multi family	-	-	292	292	-
1-4 Family residential	216	-	28,445	28,661	-
	216	-	29,026	29,926	-
Construction residential	-	-	-	-	-
Commercial	-	-	624	624	-
Total Real Estate Loans	216	-	29,650	30,550	-

Share Loans	-	-	304	304	-

Total	$216	$-	$29,954	$30,854	$-

2.       Loans Receivable (continued)

September 30, 2024	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$-	$-	$-
Fixed Rate:
Land Loan	-	-	-
Multi family	-	-	-
1-4 Family residential	-	-	-
	-	-	-
Construction residential	-	-	-
Commercial	-	-	-
Total Real Estate Loans	-	-	-

Share Loans	-	-	-
Total	$-	$-	$-

December 31, 2023	30 to 90 days past due	Greater than 90 days past due	Current Loans	Total	Past due greater than 90 days accruing
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$-	$-	$575	$575	$-
Fixed Rate:
Land Loan	-	34	113	147	-
Multi family	-	-	302	302	-
1-4 Family residential	-	-	29,964	29,964	-
	-	34	30,954	30,988	-
Construction residential	-	-	18	18	-
Commercial	-	-	707	707	-
Total Real Estate Loans	-	34	31,679	31,713	-

Share Loans	-	-	326	326	-

Total	$-	$34	$32,005	$32,039	$-

December 31, 2023	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$-	$-	$-
Fixed Rate:
Land Loan	34	-	34
Multi family	-	-	-
1-4 Family residential	-	-	-
	34	-	34
Construction residential	-	-	-
Commercial	-	-	-
Total Real Estate Loans	34	-	34
			-
Share Loans	-	-	-
Total	$34	$-	$34

            Loans receivable as of September 30, 2024 and December 31, 2023 are scheduled to mature and adjustable-rate loans are scheduled to reprice as follows: (dollars in thousands):

September 30, 2024	Less than one year	One to five years	Six to ten years	More than ten years	Total
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$727	$-	$-	$-	$727
Fixed Rate:
Land Loan	-	22	211	56	289
Multi family	-	-	-	292	292
1-4 Family residential	22	327	3,719	24,550	28,618
	749	349	3,930	24,898	29,926
Construction residential	-	-	-	-	-
Commercial	-	82	542	-	624
Total Real Estate Loans	749	431	4,472	24,898	30,550

Share Loans	-	-	-	304	304

Total	$749	$431	$4,472	$25,202	$30,854

December 31, 2023	Less than one year	One to five years	Six to ten years	More than ten years	Total
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$575	$-	$-	$-	$575
Fixed Rate:
Land Loan	34	30	24	59	147
Multi family	-	-	-	302	302
1-4 Family residential	-	280	3,239	26,445	29,964
	609	310	3,263	26,806	30,988
Construction residential	-	-	-	18	18
Commercial	-	101	606	-	707
Total Real Estate Loans	609	411	3,869	26,824	31,713

Share Loans	326	-	-	-	326

Total	$935	$411	$3,869	$26,824	$32,039

During the period and years ended September 30, 2024 and December 31, 2023, the Association sold no mortgage loans. The Association had no loan modifications to borrowers experiencing financial difficulty in the nine months ended September 30, 2024 and September 30, 2023. As of January 1, 2023, the Association did not have any troubled debt restructured loans.

Credit Quality Indicators

The Association uses several credit quality indicators to manage credit risk in an ongoing manner. The Association's primary credit quality indicators are to use an internal credit risk rating system that categorizes loans into pass/watch, special mention, substandard, or doubtful categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk-rated and monitored collectively.

The following are the definitions of the Association's credit quality indicators:

Pass: Loans that comply in all material respects with the Association's loan policies, which are adequately secured with conforming collateral, and are extended to borrowers with documented cash flow and/or liquidity to safely cover their total debt service requirements. These grades include loans to borrowers of solid credit quality with no higher-than-normal risk of loss. Borrowers in these categories have satisfactory financial strength and adequate cash flow coverage to service debt requirements. Collateral type and quality, as well as protection, are adequate. The borrower is strong and capable, financial information is timely and accurate, and guarantor support is strong.

Watch: Loans that are above the FNMA limits are monitored on a routine basis. In addition, loans that become delinquent are initially identified as watch list loans for further monitoring. These loans do not currently expose the institution to sufficient risk to warrant adverse classification.

Special Mention: Loans that have potential weaknesses that, if left uncorrected, may result in deterioration of repayment prospects for the asset or in the Association's credit position at some future date. The Association’s special mention rating aligns with the regulatory definition. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of repayment prospects. These weaknesses may include deteriorating balance sheets, strained liquidity and elevated leverage ratios. Cash flow and profitability are marginally sufficient to service debt and collateral is exhibiting signs of decline in value; however, protection is currently sufficient. Limited management experience or weaknesses have emerged requiring more than normal supervision and uncertainties regarding the quality of the financials are not explained. Guarantor has very limited ability and willingness to provide short-term support. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Classified Loans Credit Quality Indicators

Substandard: Loans that are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These assets have a well-defined weakness or weaknesses. The Association has a distinct possibility to sustain some loss if the deficiencies are not corrected.

Doubtful: Loans that have the weaknesses of those classified Substandard, with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The likelihood of loss on an asset is high.

2.         Loans Receivable (continued)

Classified Loans Credit Quality Indicators (continued)

The following presents, by class and by credit quality indicator, the recorded investment in the Association's loans as of September 30, 2024 and December 31, 2023 (dollars in thousands):

The Association’s credit quality indicators are periodically updated on a case-by-case basis.

September 30, 2024	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans
Residential	$29,926	$-	$-	$-	$29,926
Construction	-	-	-	-	-
Commercial	624	-	-	-	624
Share Loans	304	-	-	-	304
	$30,854	$-	$-	$-	$30,854

December 31, 2023	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans
Residential	$30,954	$-	$34	$-	$30,988
Construction	18	-	-	-	18
Commercial	707	-	-	-	707
Share Loans	326	-	-	-	326
Total	$32,005	$-	$34	$-	$32,039

2.         Loans Receivable (continued)

The following table reflects loans by credit quality indicator and origination year at September 30, 2024 (dollars in thousands):

September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential real estate:
Loans Secured by 1-4 Family Residential
Pass/Watch	$686	$2,021	$5,261	$5,247	$4,051	$12,660	$29,926
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	686	2,021	5,261	5,247	4,051	12,660	29,926
Current period gross write offs	-	-	-	-	-	15	15

Loans Secured by 1-4 Family Residential - Construction
Pass/Watch	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	-
Current period gross write offs	-	-	-	-	-	-	-

Loans Secured by Commercial Real Estate
Pass/Watch	-	-	-	-	-	624	624
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	624	624
Current period gross write offs	-	-	-	-	-	-	-

Share Loans
Pass/Watch	-	-	194	-	-	110	304
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	110	304
Current period gross write offs	-	-	-	-	-	-	-

All Loans
Pass/Watch	686	2,021	5,455	5,247	4,051	13,394	30,854
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$686	$2,021	$5,455	$5,247	$4,051	$13,394	$30,854
Current period gross write offs	$-	$-	$-	$-	$-	$15	$15

2.         Loans Receivable (continued)

The following table reflects loans by credit quality indicator and origination year at December 31, 2023 (dollars in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Residential real estate:
Loans Secured by 1-4 Family Residential
Pass/Watch	$1,358	$5,369	$5,430	$4,764	$1,721	$12,312	$30,954
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	34	34
Total	1,358	5,369	5,430	4,764	1,721	12,346	30,988
Current period gross write offs	-	-	-	-	-	-	-

Loans Secured by 1-4 Family Residential - Construction
Pass/Watch	18	-	-	-	-	-	18
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	18	-	-	-	-	-	18
Current period gross write offs	-	-	-	-	-	-	-

Loans Secured by Commercial Real Estate
Pass/Watch	-	-	-	-	-	707	707
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	707	707
Current period gross write offs	-	-	-	-	-	-	-

Share Loans
Pass/Watch	-	212	-	-	50	64	326
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	212	-	-	50	64	326
Current period gross write offs	-	-	-	-	-	-	-

All Loans
Pass/Watch	1,377	5,581	5,430	4,764	1,771	13,082	32,005
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	34	34
Total	$1,377	$5,581	$5,430	$4,764	$1,771	$13,116	$32,039
Current period gross write offs	$-	$-	$-	$-	$-	$-	$-

2.         Loans Receivable (continued)

Allowance for Credit Losses on Loans Receivable

The allowance for credit loss (loan losses) represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the statement of financial condition date. The following table summarizes the activity by loan categories as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Residential Real Estate Loans
September 30, 2024	Mortgage	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$175	$15	$10	$-	$200
Charge-offs	(15)	-	-	-	(15)
Recoveries	-	-	-	-	-
Provision for credit losses	15	(15)	-	-	-
Ending Balances	$175	$-	$10	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	175	-	10	-	185
	$175	$-	$10	$-	$185

	Residential Real Estate Loans
December 31, 2023	Mortgage	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$198	$2	$-	$-	$200
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(23)	13	10	-	-
Ending Balances	$175	$15	$10	$-	$200

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	175	15	10	-	200
	$175	$15	$10	$-	$200

2.         Loans Receivable (continued)

Allowance for Credit Losses on Unfunded Loan Commitments

The Association considered an allowance for credit losses on unfunded loan commitments as of September 30, 2024 and 2023 to be insignificant.

Related-Party Loans

In the ordinary course of business, the Association has granted loans to principal officers and directors, and entities in which they have significant ownership or management positions. An analysis of the changes in loans to such borrowers for the nine months ended September 30, 2024 and December 31, 2023 as follows:

Related-Party Loans	2024	2023
Balance, Beginning	$914,683	$850,993
Additions	425,175	127,128
Payments	(40,504)	(63,438)
Balance, Ending	$1,299,354	$914,683

3.         Deposits

Certificates of deposit and other time deposits issued in denominations that exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 totaled $1,654,951 and $1,593,144 at September 30, 2024 and December 31, 2023, respectively, and are included in interest-bearing deposits in the statements of financial condition.

A summary of deposit balances by type as of September 30, 2024 and December 31, 2023 is as follows:

	Interest Rates as of Sept 30, 2024	2024	2023
Now Accounts	0.00-0.20%	$7,956,713	$8,528,352
Passbook Accounts	0.01%	2,198,209	2,797,529
		10,154,922	11,325,881

Certificates of Deposit	0.00-0.99%	1,587,222	3,802,746
	1.00-1.99%	248,000	248,512
	2.00-2.99%	-	-
	3.00-3.99%	4,147,482	3,306,302
	4.00-4.99%	996,000	436,657
	5.00-5.99%	3,225,000	1,736,000

		10,203,704	9,530,217

	Total	$20,358,626	$20,856,098

3.         Deposits (continued)

Time Deposits

At September 30, 2024 and December 31, 2023, the scheduled maturities of time deposits were as follows:

	2024		2023
Period of Maturity	Amount	Percentage of Total	Amount	Percentage of Total
Within 12 months	$9,668,698	94.76%	$6,986,923	73.31%
13 months - 24 months	480,829	4.71%	243,4595	25.55%
25 months - 36 months	44,464	0.44%	104,134	1.09%
37 months - 48 months	1,004	0.01%	4,565	0.05%
49 months - 60 months	8,709	0.09%	-	-
Total	$10,203,704	100.00%	$9,530,217	100.00%

Deposits with Related Parties and Concentrations

During the normal course of business, the Association accepts deposits from members of the Board of Directors and officers. As of September 30, 2024 and December 31, 2023, these deposits totaled $4,820,328 and $4,907,657 respectively. As of September 30, 2024 and December 31, 2023, one customer represented 22% and 23% of the total deposits outstanding, respectively.

Interest-Bearing Deposits

Interest expense on deposits during the nine months ended September 30, 2024 and September 30, 2023 are as follows:

	September 30,	September 30,
	2024	2023
Now Accounts	$7,118	$8,171
Passbook Accounts	192	231
Certificates of Deposit	257,965	72,063
Total	$265,275	$80,465

Weighted Average Interest Rate	1.73%	0.47%

The weighted average interest rate on NOW accounts was .11%, on passbook accounts was .01%, and on certificates of deposit was 3.86% as of September 30, 2024.The weighted average interest rate on NOW accounts was .11%, on passbook savings accounts was .01%, and on certificates of deposit was 2.20% as of September 30, 2023.

4.         Advances from Federal Home Loan Bank (FHLB)

The Association has a line of credit with the FHLB through which advances are drawn. The total available line of credit at September 30, 2024 is $12.3 million. The unused portion of the line of credit as of September 30, 2024 was approximately $12.3 million. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans. During 2024, the Association obtained FHLB advances of $3.2 million, all of which matured and were paid prior to September 30, 2024.

5.         Regulatory Matters

The Association is subject to various regulatory capital requirements administered by its primary Federal regulator, the Office of the Comptroller of Currency (OCC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities, and certain off-financial condition items as calculated under regulatory accounting practices.

The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I core capital (as defined) to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became fully effective for the Association on January 1, 2019. Management believes, as of September 30, 2024 and December 31, 2023, that the Association meets all capital adequacy requirements to which it is subject.

As of September 30, 2024 and December 31, 2023 the most recent notification from the OCC categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Associations prompt corrective action category. The Association's actual capital amounts and ratios as of September 30, 2024 and December 31, 2023 are presented in the table (dollars in thousands):

		Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
2024		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	(1)	$13,956	38.98%	$1,432	4.00%	$1,790	5.00%
Common Equity Tier 1	(2)	13,956	72.61%	$865	4.50%	$1,249	6.50%
Tier 1 Risk-Based Capital	(2)	13,956	72.61%	$1,153	6.00%	$1,538	8.00%
Total Risk-Based Capital	(2)	14,141	73.57%	$1,538	8.00%	$1,922	10.00%

		Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
2023		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	(1)	$14,016	38.40%	$1,459	4.00%	$1,824	5.00%
Common Equity Tier 1	(2)	14,016	72.99%	864	4.50%	1,247	6.50%
Tier 1 Risk-Based Capital	(2)	14,016	72.99%	1,151	6.00%	1,535	8.00%
Total Risk-Based Capital	(2)	14,216	74.03%	1,535	8.00%	1,919	10.00%

______________________________________

(1) Amounts and ratios to adjusted total assets.

(2) Amounts and ratios to total risk weighted assets.

6.         Fair Value Measures

Under the FASB's authoritative guidance for fair value measurements, the Association must determine the appropriate level in the fair value hierarchy for each fair value measurement. To increase consistency and comparability in fair value measurements, the guidance established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The levels are as follows:

Level 1 Quoted prices (unadjusted) in active markets for identical assets or liabilities as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities, exchange-based derivatives, mutual funds, and money market funds.

Level 2 Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, commingled investment funds not subject to purchase and sale restrictions, and fair-value hedges.

Level 3 Unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds subject to purchase and sale restrictions.

Assets and Liabilities Measured on a Non-Recurring Basis

The following describes the hierarchy designation, valuation methodologies, and key inputs for those assets that are measured at fair value on a non-recurring basis:

Collateral Dependent Loans

For collateral dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. The collateral dependent loan consists of one one-to-four family mortgage secured by residential property. The value of residential property collateral is determined based on appraisal by qualified licensed appraisers hired by the Association. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Techniques used in the measure of value that follows (in thousands) includes third-party appraisals and discounted cash flows, including estimates of costs to sell.

September 30, 2024	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Collateral dependent loan	$-	$-	$-	$-
Total	$-	$-	$-	$-

December 31, 2023	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Collateral dependent loan	$-	$-	$34	$34
Total	$-	$-	$34	$34

6.         Fair Value Measures

The following methods and assumptions were used by the Association to estimate fair value of financial instruments:

Cash and cash equivalents - Fair value approximates carrying value.

FHLB stock - Consists of stock held as required by the Federal Home Loan Bank for membership and is carried at cost. While a fixed stock amount is required, the Federal Home Loan Bank stock requirement increases or decreases with the level of borrowing activity.

Loans receivable, net – Fair value is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit rating and for the same remaining maturity. The fair value of loans is measured using an exit price notion.

Deposits - For NOW, passbook and certificates of deposit accounts, fair value is equal to the amount payable on demand or carrying value. For time deposits, fair value is estimated using a discounted cash flow method.

Advance, short-term - Fair value approximates carrying value.

The carrying amount and estimated fair value of the Association’s financial instruments are as follows (in thousands):

	Carrying Value	Fair Value Measures
September 30, 2024		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,613	$1,613	$-	$-
FHLB stock	$347	-	347	$-
Loans receivable, net	$30,807	-	-	$29,600

Financial liabilities:
Deposits	$20,359	-	-	$18,707
Advances, short-term	$-	-	-	$-

	Carrying Value	Fair Value Measures
December 31, 2023		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,694	$1,694	$-	$-
FHLB stock	$333	-	333	-
Loans receivable, net	$31,981	-	-	$30,309

Financial liabilities:
Deposits	$20,856	-	-	$18,787
Advances, short-term	$500	500	-	-

7.         Plan of Conversion

On February 1, 2024, the Board of Directors of the Association adopted a plan of conversion (the “Plan”) pursuant to which the Association will convert from the mutual form of organization to the stock form of organization and establish a stock holding company, Magnolia Bancorp, Inc. (the “Company”), as the parent of the Association. The Plan is subject to the approval of the Office of the Comptroller of Currency and must be approved by the affirmative vote of at least a majority of the votes eligible to be cast by the voting members of the Association at a special meeting scheduled to be held on December 23, 2024. In addition, the Federal Reserve Bank must approve a related holding company application.

Upon completion of the conversion, the Association will convert to the stock form of ownership and issue all of its outstanding common stock to the Company. Pursuant to the Plan, the Association will determine the total offering value and number of shares of common stock to be offered for sale by the Company based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Company’s Board of Directors has adopted an employee stock ownership plan which will subscribe for up to 8% of the common stock sold in the offering. The Company has been organized as a corporation under the laws of the State of Louisiana and will own all of the outstanding common stock of the Association upon completion of the conversion. The conversion will be accounted for as a change in corporate form with the historic basis of the Association’s assets, liabilities and equity unchanged as a result.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the stock offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Association had $619,069 and $61,000 of deferred conversion costs as of September 30, 2024 and December 31, 2023, respectively, included in other assets in the balance sheets. The Association incurred approximately $157,399 in additional deferred conversion costs subsequent to September 30, 2024 through the date the financial statements were available to be issued. Upon the completion of the conversion, the Association will establish a liquidation account in the amount of its retained earnings contained in the latest financial statements included in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who maintain deposit accounts in the Association at the time of the conversion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the business and financial information regarding Magnolia Bancorp and Mutual Savings and Loan Association, which appear elsewhere in this document.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10Q that are not historical facts may be considered within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loans and other assets; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim, any obligation to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of this statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

Upon completion of the conversion, Magnolia Bancorp will conduct its operations primarily through Mutual Savings and Loan Association. Mutual Savings and Loan Association’s loan portfolio consists primarily of fixed-rate one- to four-family residential mortgage loans that we have originated. After the conversion, we intend to continue our focus on originating fixed-rate one- to four-family residential mortgage loans, residential construction loans and home equity lines of credit. In prior years, we have also originated commercial real estate loans and multi-family residential loans, and we intend to hire new loan officers to increase our emphasis on these loans. We also originate share loans, which are loans secured by deposit accounts at Mutual Savings and Loan Association. We generally do not purchase or sell loans. We offer a variety of deposit accounts including checking accounts, NOW accounts and certificates of deposit. Mutual Savings and Loan Association is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (“OCC”).

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of rental income, service charges on deposit accounts and other service charges and fees. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, audit and regulatory examination fees, director fees, FDIC deposit insurance premiums, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Federal Reserve Board began increasing its federal funds rate in March 2022 to combat inflation, with 11 increases aggregating 5.25% occurring between March 2022 and July 2023. These increases resulted in substantial increases in market interest rates, including the rates we pay on our certificates of deposit. As interest rates rose during this period, our cost of funds increased and the demand for our fixed-rate loans decreased, resulting in declines in our net interest income. We elected not to match the highest market rates being paid on longer term certificates of deposit in light of the substantial increases in market interest rates, and we shortened the average maturity of our certificates of deposit. In an effort to offset the declines in net interest income during this period, we took steps to control our total non-interest expenses, which decreased in 2023 from 2022 and decreased further in the first nine months of 2024 from the first nine months of 2023. However, we incurred a net loss in the first nine months of 2024 as net interest income decreased by a greater amount than the decrease in total non-interest expense.

In September 2024, the Federal Reserve Board decreased its federal funds rate by 0.50%, which was the first decrease in four years. Additional rate reductions in the coming months by the Federal Reserve Board are widely expected by the market. We expect these rate reductions will eventually result in declines in our cost of funds. At September 30, 2024, we had $9.7 million of certificates of deposit scheduled to mature within 12 months, with $3.2 million of such short-term certificates of deposit bearing an interest rate of 5.00% or more and with $4.1 million of such short-term certificates having an interest rate between 3.00% and 3.99%. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to increase following the conversion due to our need to hire additional lending and accounting personnel and the increased expenses associated with being a public company.

Business Strategy

Our principal objective is to build long-term value for our shareholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service.

Highlights of our current business strategy include:

●

Continue to focus on originating fixed-rate one- to four-family residential mortgage loans and residential construction loans for retention in our portfolio. We are primarily a fixed-rate one- to four-family residential mortgage loan lender for borrowers in our primary market area. Our residential construction loans typically convert to a permanent residential mortgage loan upon completion of the construction. We do not offer adjustable rate residential mortgage loans, other than home equity loans. At September 30, 2024, $28.7 million or 92.9% of our total loan portfolio consisted of fixed-rate one- to four-family residential mortgage loans. We expect residential mortgage lending to remain our primary lending activity.

●

Modestly increase our commercial real estate loan portfolio. To a limited extent, we have originated commercial real estate loans. At September 30, 2024, $624,000 or 2.0% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one- to four-family residential mortgage loans.

●

Modestly increase our multi-family residential loan portfolio. To a limited extent, we have originated multi-family residential loans. At September 30, 2024, $292,000 or 1.0% of our total loan portfolio consisted of multi-family residential loans. Multi-family residential loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one- to four-family residential mortgage loans.

●

Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At September 30, 2024, we had no nonperforming assets, and we had only two loans aggregating $216,000 that were 30 days or more delinquent.

●

Continue efforts to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $10.1 million or 49.9% of total deposits at September 30, 2024. Of this amount, $1.1 million or 5.3% of total deposits consisted of non-interest-bearing NOW accounts.

●

Remain a community-oriented institution and rely on high quality service to maintain and build a loyal local customer base. We were established in 1885. By servicing all loans we originate, our loan customers are able to deal directly with us when questions may arise about their loans. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we expect to continue to build our banking business.

●

Grow organically and through opportunistic branching opportunities. We intend to grow our balance sheet organically on a managed basis, and the capital we are raising in the stock offering will enable us to increase our lending capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and shareholder returns. These opportunities may include establishing loan production offices, establishing new branch offices, and/or acquiring branch offices. The capital we are raising in the stock offering would help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

We expect these strategies to guide our investment of the net proceeds of the stock offering. We intend to continue to pursue these business strategies after the conversion, subject to changes necessitated by future market conditions, regulatory restrictions and other factors.

There are risks associated with our plans to increase our commercial real estate loans and multi-family residential loans. While we intend to mitigate these risks by updating our loan underwriting policies with respect to such loans and by hiring additional loan officers who are experienced in this area, there can be no assurance that we can hire additional loan officers with such experience or that such loan officers will be able to generate a sufficient volume of new loans to cover their compensation. In addition, we expect our commercial real estate loan portfolio and our multi-family residential loan portfolio to each account for less than 5% of our total loan portfolio for the foreseeable future.

Anticipated Increase in Noninterest Expense

Following the completion of the conversion, our noninterest expense is expected to increase because of the increased costs associated with operating as a public company, our need to hire additional personnel, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the expected implementation of stock-based benefit plans, if approved by our shareholders, no earlier than six months after the completion of the conversion.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policy discussed below to be our critical accounting policy. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups (“JOBS”) Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

We consider the accounting policy for the allowance for credit losses to be our critical accounting policy. Effective January 1, 2023, we adopted Current Expected Credit Losses (“CECL”). Under the CECL methodology, the allowance for credit losses represents management’s estimate of lifetime credit losses on loans as of the balance sheet date using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. For reporting periods before January 1, 2023 and the adoption of CECL, we used the incurred loss impairment method to estimate the allowance for credit losses on loans receivable. Under the incurred loss impairment methodology, the allowance for credit losses was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, and other factors, and consisted of allocated and unallocated components. See note 1 of the notes to financial statements appearing elsewhere in this report for a detailed discussion of this critical accounting policy.

The following tables set forth selected historical financial and other data of Mutual Savings and Loan Association for the periods and at the dates indicated. The information at September 30, 2024, and for the three months and nine months ended September 30, 2024 and 2023, is not audited, but in the opinion of management includes all adjustments necessary for a fair presentation. All of these adjustments are normal and recurring. The results of operations for the three months and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected or realized for the entire year. The information at December 31, 2023 is derived in part from, and should be read together with, the audited financial statements and related notes beginning at page F-1 of our prospectus dated November 8, 2024.

	At September 30,	At December 31,
	2024	2023
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$35,105	$35,803
Cash and cash equivalents	1,627	1,710
Mortgage-backed securities	-	-
FHLB stock	347	333
Loans receivable, net	30,807	31,981
Total deposits	20,359	20,856
FHLB advances	-	500
Total equity	13,956	14,016

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
	(dollars in thousands)
Selected Operating Data:
Total interest income	$368	$371	$1,093	$1,121
Total interest expense	107	51	291	86
Net interest income	261	320	802	1,035
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	261	320	802	1,035
Total non-interest income	8	7	24	24
Total non-interest expense	315	307	903	957
Income (loss) before income taxes	(46)	20	(77)	102
Income tax provision (benefit)	(10)	4	(17)	22
Net income (loss)	$(36)	$16	$(60)	$80

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Selected Performance Ratios:(1)
Average yield on interest-earning assets	4.36%	4.17%	4.29%	4.11%
Average rate on interest-bearing liabilities	2.03%	0.91%	1.84%	0.50%
Average interest rate spread(2)	2.34%	3.26%	2.45%	3.62%
Net interest margin(2)	3.09%	3.60%	3.15%	3.80%
Average interest-earning assets to average interest-bearing liabilities	159.77%	157.92%	161.18%	157.09%
Net interest income after provision for loan losses to non-interest expense	82.86%	104.25%	88.91%	108.12%
Total non-interest expense to average assets	0.88%	0.83%	2.52%	2.52%
Efficiency ratio(3)	83.78%	81.00%	80.84%	83.57%
Return on average assets (ratio of net income to average total assets)	(0.40)%	0.17%	(0.22)%	0.28%
Return on average equity (ratio of net income to average equity)	(1.03)%	0.46%	(0.57)%	0.76%
Asset Quality Ratios:(4)
Non-performing loans as a percent of total loans receivable(5)	0.00%	0.11%	0.00%	0.11%
Non-performing assets as a percent of total assets(5)	0.11%	0.09%	0.11%	0.09%
Non-performing assets and troubled debt restructurings as a percent of total assets(5)	0.11%	0.09%	0.11%	0.09%
Allowance for loan losses as a percent of total loans outstanding	0.60%	0.62%	0.60%	0.62%
Allowance for loan losses as a percent of non-performing loans	N/A	589.95%	N/A	589.95%
Net charge-offs to average loans receivable	0.19%	0.00%	0.06%	0.00%
Capital Ratios:(4)
Common equity Tier 1 capital (to risk-weighted assets)	72.61%	72.31%	72.61%	72.31%
Tier 1 leverage (core) capital (to adjusted tangible assets)	72.61%	72.31%	72.61%	72.31%
Tier 1 risk-based capital (to risk-weighted assets)	73.57%	73.35%	73.57%	73.35%

Average equity to average assets	39.06%	37.72%	39.02%	36.80%

Other Data:
Banking offices	2	2	2	2
Full-time equivalent employees	8	7	8	7

__________________________________

(1)

With the exception of end of period ratios, all ratios are based on average weekly balances during the indicated periods. Ratios for the three and nine months ended September 30, 2024 and 2023 have been annualized.

(2)

Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(5)

Non-performing assets consist of non-performing loans. Mutual Savings and Loan Association did not have any real estate owned as of the dates indicated. Non-performing loans consist of all loans 90 days or more past due. It is our policy to cease accruing interest on all loans 90 days or more past due. Real estate owned consists of real estate acquired through foreclosure, real estate acquired by acceptance of a deed-in-lieu of foreclosure.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Total assets were $35.1 million at September 30, 2024, a decrease of $700,000, or 2.0%, from $35.8 million at December 31, 2023. This decrease is primarily due to decreases of $1.2 million or 3.7% in net loans receivable and $83,000 or 4.8% in cash and cash equivalents. In September 2024, Hurricane Francine hit the New Orleans area but did not cause major damage in our market area.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $83,000, or 4.8%, to $1.627 million at September 30, 2024 from $1.710 million at December 31, 2023. As market interest rates continued to remain at relatively high rates and in light of the reduced demand for our fixed-rate mortgage loans, we elected not to match the highest market rates being paid on longer term deposits, which led to deposit outflows. We used our excess liquidity to fund the decrease in deposits. Our cash and cash equivalents were 4.6% of total assets at September 30, 2024 compared to 4.7% of total assets at December 31, 2023.

Loans Receivable, Net. Loans receivable, net, decreased by $1.2 million, or 3.7%, to $30.8 million at September 30, 2024 from $32.0 million at December 31, 2023. During the first nine months of 2024, our total loan originations decreased by $684,000, or 49.8%, from $1.4 million during the first nine months of 2023. Our originations of one- to-four family residential loans decreased by $684,000 in the first nine months of 2024 from the first nine months of 2023, as the demand for our fixed-rate loans declined in the current interest rate environment. In addition, our chief loan officer resigned in May 2023. In October 2024, we hired an additional loan officer. We originated $280,000 of home equity lines of credit in the first nine months of 2024 compared to $21,000 of such originations in the first nine months of 2023. These home equity lines of credit mature or reprice within one year.

Deposits. Total interest-bearing deposits decreased by $688,000, or 3.4%, to $19.3 million at September 30, 2024 from $20.0 million at December 31, 2023. Core deposits (defined as deposits other than certificates of deposit) decreased by $1.1 million, or 9.7%, to $10.2 million at September 30, 2024 from $11.3 million at December 31, 2023. Certificates of deposit increased by $674,000, or 7.0%, to $10.2 million at September 30, 2024 from $9.5 million at December 31, 2023. The decline in core deposits was primarily due to our lower-cost savings accounts and NOW accounts being less attractive in the current high interest rate environment. Certificates of deposit increased to fund the decrease in core deposits and to maintain sufficient liquidity.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits, but market conditions affected this strategy during the first nine months of 2024. Non-interest-bearing deposits, which are part of our total core deposits, increased by $190,700, or 22.3%, to $1,045,300 at September 30, 2024 from $854,600 at December 31, 2023. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer deposits.

Borrowings. We had no FHLB advances at September 30, 2024, compared to $500,000 at December 31, 2023. Our average outstanding FHLB advances during the nine months ended September 30, 2024 were $622,000, compared to $503,000 during the nine months ended September 30, 2023. The maximum amount outstanding at any month-end during the nine months ended September 30, 2024 was $850,000. We increased our short-term FHLB advances in lieu of paying higher rates on longer term certificates of deposit in anticipation of the Federal Reserve Board reducing interest rates. All of our outstanding FHLB advances were repaid upon maturity prior to September 30, 2024.

Total Equity. Total equity decreased by $60,000, or 0.4%, to $13.96 million at September 30, 2024 from $14.02 million at December 31, 2023. The decrease was due to our net loss for the first nine months of 2024. Because we do not have any investment securities other than our FHLB stock, we do not have any accumulated other comprehensive income or loss.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. As Mutual Savings and Loan Association owned no tax-exempt securities during the periods presented, no yield adjustments were made. All average balances are based on weekly balances. Management does not believe that the weekly averages differ significantly from what the daily averages would be.

		For the Nine Months Ended September 30,
		2024			2023
	Yield/Rate at September 30, 2024	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate

		(dollars in thousands)
Interest-earning assets:
Loans receivable(1)	4.36%	$31,823	$1,010	4.23%	$32,915	$1,000	4.05%
Investment securities(2)	5.39%	341	13	5.08%	325	11	4.51%
Other interest-earning assets	5.33%	1,816	70	5.14%	3,111	110	4.71%
Total interest-earning assets	4.44%	33,980	1,093	4.29%	36,351	1,121	4.11%
Non-interest-earning assets		1,867			1,660
Total assets		$35,847			$38,011
Interest-bearing liabilities:
Savings and NOW accounts(3)	0.09%	10,620	7	0.09%	11,471	8	0.09%
Certificates of deposit	3.86%	9,840	258	3.50%	11,165	72	0.86%
Total deposits	1.98%	20,460	265	1.73%	22,636	80	0.47%
FHLB advances	-	622	26	5.56%	503	6	1.59%
Total interest-bearing liabilities	1.98%	21,082	291	1.84%	23,139	86	0.50%
Non-interest-bearing liabilities		776			884
Total liabilities		21,858			24,023
Retained earnings		13,989			13,988
Total liabilities and retained earnings		$35,847			$38,011
Net interest-earning assets		$12,898			$13,212
Net interest income; average interest rate spread	2.46%		$802	2.45%		$1,035	3.61%
Net interest margin(4)				3.15%			3.80%
Average interest-earning assets to average interest-bearing liabilities				161.18%			157.09%

(Footnotes on next page)

	For the Three Months Ended September 30,
	2024			2023
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$31,338	$337	4.30%	$32,212	$331	4.11%
Investment securities(2)	347	5	5.76%	329	4	4.86%
Other interest-earning assets	2,060	26	5.05%	3,031	36	4.75%
Total interest-earning assets	33,745	$368	4.36%	35,572	$371	4.17%
Non-interest-earning assets	2,060			1,588
Total assets	$35,805			$37,160
Interest-bearing liabilities:
Savings and NOW accounts(3)	10,263	2	0.09%	11,544	2	0.08%
Certificates of deposit	10,362	98	3.78%	10,662	44	1.65%
Total deposits	20,625	$100	1.94%	22,206	$46	0.84%
FHLB advances	496	7	5.65%	319	5	5.71%
Total interest-bearing liabilities	21,121	$107	2.03%	22,525	51	0.91%
Non-interest-bearing liabilities	697			619
Total liabilities	21,818			23,144
Retained earnings	13,987			14,016
Total liabilities and retained earnings	35,805			37,160
Net interest-earning assets	$12,624			$13,047
Net interest income; average interest rate spread		$261	2.33%		$320	3.26%
Net interest margin(4)			3.09%			3.60%
Average interest-earning assets to average interest-bearing liabilities			159.77%			157.92%

_______________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes FHLB Stock.
(3)	Includes non-interest-bearing NOW amounts, which amounted to $1,045,300 at September 30, 2024, $854,634 at December 31, 2023 and $806,422 at December 31, 2022.
(4)	Equals net interest income divided by average interest-earning assets

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Nine Months Ended			Three Months Ended
	September 30, 2024			September 30, 2024
	compared to			compared to
	Nine Months Ended			Three Months Ended
	September 30, 2023			September 30, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$44	$(34)	$10	$15	$(9)	$6
Investment securities	1	1	2	1	-	1
Other interest-earning assets	11	(51)	(40)	2	(12)	(10)
Total interest income	56	(84)	(28)	18	(21)	(3)
Interest expense:
Savings and NOW accounts	-	(1)	(1)	-	-	-
Certificates of deposit	196	(10)	186	55	(1)	54
Total deposits	196	(11)	185	55	(1)	54
FHLB advances	18	2	20	-	2	2
Total interest expense	214	(9)	205	55	1	56
Increase (decrease) in net interest income	$(158)	$(75)	$(233)	$(37)	$(22)	$(59)

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General. We had a net loss of $60,000 for the first nine months of 2024 compared to net income of $80,000 for the first nine months of 2023. This $140,000 decline was primarily due to a decrease of $232,700 in net interest income, which was partially offset by decreases of $54,000 in total noninterest expense and $39,000 in income tax expense. With the high level of interest rates in recent periods, our cost of funds increased and the demand for our fixed-rate loans decreased, resulting in declines in our net interest income and a net loss in the three and nine months ended September 30, 2024. On September 18, 2024, the Federal Reserve Board decreased its federal funds rate by 0.50%, which was the first decrease in four years. Additional rate reductions in the coming months by the Federal Reserve Board are widely expected by the market. We expect these rate reductions will eventually result in declines in our cost of funds and improvement in our net interest income. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to increase following the conversion due to our need to hire additional lending and accounting personnel and the increased expenses associated with being a public company.

Interest Income. Interest income decreased by $28,000 or 2.5% to $1.09 million in the first nine months of 2024 from $1.12 million in the first nine months of 2023. The decrease in interest income was due to a decrease of $40,000 or 36.4% in other interest on deposits with other banks and cash equivalents, as we used a portion of our excess liquidity to fund deposit outflows. This decrease was partially offset by increases of $10,000 or 1.0% in interest on loans and $2,000 or 18.2% in dividends on FHLB stock.

The increased interest on loans was due to an increase in the average yield to 4.23% in the first nine months of 2024 compared to 4.05% in the first nine months of 2023, as the average yield on new loan originations exceeded the average yield on repayments of older loans. The increase in the average loan yield was mostly offset by a decrease of $1.1 million or 3.3% in the average loan balance in the first nine months of 2024 compared to the first nine months of 2023. Our total loan originations decreased by $684,000 or 49.8% from $1.4 million in the first nine months of 2023, as the demand for our fixed-rate loans declined. We hired an additional loan officer in October 2024, and we expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. Market interest rates for fixed-rate loans currently exceed the average yield on our loan portfolio.

The increased dividends on our FHLB stock were primarily due to an increase in the average yield on such stock to 5.14% in the first nine months of 2024 compared to 4.71% in the first nine months of 2023. In addition, the average outstanding balance increased by $16,000 or 4.9% in the first nine months of 2024 compared to the first nine months of 2023, as we were required to purchase additional FHLB stock in connection with our increase in FHLB advances.

Interest Expense. Total interest expense increased by $205,000 or 238.4% to $291,000 for the nine months ended September 30, 2024 from $86,000 for the nine months ended September 30, 2023. The increase was primarily due to the increase in the average cost of deposits to 1.73% for the first nine months of 2024 from 0.47% for the first nine months of 2023, reflecting the higher market interest rate environment during this period. The higher cost of deposits was partially offset by a $2.2 million or 9.6% decrease in the average outstanding balance of deposits to $20.46 million in the first nine months of 2024 from $22.64 million in the first nine months of 2023. The decrease in average deposits was due to decreases of $1.3 million or 11.9% in the average balance of certificates of deposit and $851,000 or 7.4% in the average balance of core deposits. At September 30, 2024, $9.7 million or 95% of our total certificates of deposit were scheduled to mature within the following 12 months. Approximately 99.5% of our certificates of deposit at September 30, 2024 had a remaining maturity of less than 24 months. We shortened the average maturity of our certificates of deposit in anticipation of market interest rates beginning to decline. If the Federal Reserve Board continues to reduce its federal funds rate and market interest rates on new certificates of deposit decrease from current levels, we expect these rate reductions will eventually result in declines in our cost of funds.

The interest on our certificates of deposit increased to $258,000 in the first nine months of 2024 from $72,000 in the first nine months of 2023. This substantial increase of $186,000 was due to the average rate paid on certificates of deposit increasing to 3.50% in the first nine months of 2024 from 0.86% in the first nine months of 2023, reflecting higher market rates of interest. The higher rate paid in 2024 was partially offset by a $1.3 million or 11.9% decrease in the average balance of certificates of deposit in the first nine months of 2024 from the first nine months of 2023, as we used short-term FHLB advances to a greater extent in the first nine months of 2024. The non-interest-bearing deposits included in our core deposits increased to $1,045,300 at September 30, 2024 from $855,000 at December 31, 2023.

Interest on FHLB advances was $26,000 during the first nine months of 2024 compared to $6,000 in the first nine months of 2023, as the average balance of outstanding FHLB advances was $622,000 in the first nine months of 2024 compared to $503,000 in the first nine months of 2023. We increased our short-term FHLB advances in lieu of paying higher rates on longer term certificates of deposit in anticipation of the Federal Reserve Board cutting interest rates. All of our outstanding FHLB advances were repaid upon maturity prior to September 30, 2024.

Net Interest Income. Net interest income decreased by $232,700, or 22.5%, to $802,300 for the nine months ended September 30, 2024 compared to $1,035,000 for the nine months ended September 30, 2023. The decrease was primarily due to our average interest rate spread declining to 2.45% in the first nine months of 2024 from 3.62% in the first nine months of 2023, as the average rates paid on our deposits and FHLB advances increased substantially faster than the average yield on our loan portfolio. Although the average yield on interest-earning assets increased from 4.11% in the first nine months of 2023 to 4.29% in the first nine months of 2024, it was more than offset by an increase in the average rate paid on interest-bearing liabilities, which increased from 0.50% in the first nine months of 2023 to 1.84% in the first nine months of 2024. In addition, our net interest-earning assets decreased by $314,000 or 2.4% in the first nine months of 2024 from the first nine months of 2023.

Provision for Credit Losses. We had no provision for credit losses in both the first nine months of 2024 and the first nine months of 2023. In September 2024, we foreclosed on our one loan that was 90 days or more delinquent. The foreclosed property was recorded at the market value as determined by an appraisal, less estimated selling costs, resulting in a $15,000 write-off which reduced our allowance for credit losses from $200,000 as of December 31, 2023 to $185,000 at September 30, 2024. The allowance for credit losses on loans represented 0.60% of total loans at September 30, 2024 and 0.62% of total loans at September 30, 2023. We had no loan charge-off in the first nine months of 2023. Our total non-performing assets and our total classified loans as of September 30, 2024 and September 30, 2023 were $39,000 and $34,000 respectively. As a percentage of non-performing assets, the allowance for credit losses was 469.6% at September 30, 2024 and 590.0% at September 30, 2023. As of September 30, 2024, we had two loans totaling $216,000 that were 30 days or more delinquent, compared to one loan for $34,000 that was 30 days or more delinquent at December 31, 2023. No additional provision for credit losses was deemed necessary in light of the overall decrease in the loan portfolio.

Non-interest Income. Non-interest income totaled $24,000 for both the first nine months of 2024 and the first nine months of 2023. This nominal decrease in deposit service charges and fees was offset by a nominal increase in rental income, as we rent out a portion of the parking lot at our main office building.

Non-interest Expense. Non-interest expense decreased by $55,000, or 5.7%, to $902,000 for the first nine months of 2024 compared to $957,000 for the first nine months of 2023. The decrease in noninterest expense in the first nine months of 2024 was primarily due to deceases of $30,000 or 5.0% in salaries and employee benefits, $10,600 or 82.1% in advertising expense, $8,700 or 32.9% in automobile depreciation and expense, and $3,700 or 8.3% in audit and regulatory examination fees. The decrease in salaries and employee benefits in the first nine months of 2024 was primarily due to the resignation of our former chief financial officer/chief loan officer in May 2023. We hired an additional loan officer in October 2024, and we believe we will need to hire additional personnel following completion of the conversion. These new hires will increase our salaries and employee benefits expenses. Advertising expense decreased in the first nine months of 2024 as we were not actively seeking new certificates of deposit in the current interest rate environment. The decrease in automobile expense in the first nine months of 2024 was primarily due to the absence of the automobile allowance and related automobile costs paid to our former chief financial officer in the first nine months of 2023.

Income Tax Provision (Benefit). We had an income tax benefit of $16,667 for the first nine months of 2024 compared to a provision for income taxes of $22,000 for the first nine months of 2023. The tax benefit in the first nine months of 2024 represented an effective tax rate of 21.8% on our pre-tax loss of $76,000 for such period, while the tax provision for the first nine months of 2023 represented an effective tax rate of 21.5% on our pre-tax income of $102,000 for such period. At September 30, 2024 and December 31, 2023, we had a net deferred tax liability of $48,000.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. We had a net loss of $36,000 for the quarter ended September 30, 2024 compared to net income of $16,000 for the quarter ended September 30, 2023. This $52,000 decline was primarily due to a decrease of $59,000 in net interest income, which was partially offset by a $14,000 decrease in income tax expense.

Interest Income. Interest income decreased by $3,000 or 0.8% to $368,000 in the quarter ended September 30, 2024 from $371,000 in the quarter ended September 30, 2023. The decrease in interest income was due to a decrease of $10,000 or 27.0% in other interest on deposits with other banks and cash equivalents, as we used a portion of our excess liquidity to fund deposit outflows. This decrease was partially offset by nominal increases of $6,000 in interest on loans and $1,000 in dividends on FHLB stock.

The increased interest on loans was due to an increase in the average yield to 4.30% in the quarter ended September 30, 2024 compared to 4.11% in the quarter ended September 30, 2023, as the average yield on new loan originations exceeded the average yield on repayments of older loans. The increase in the average loan yield was mostly offset by a decrease of $874,000 or 2.7% in the average loan balance in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023. Our total loan originations were $190,000 in the quarter ended September 30, 2024 compared to no loan originations in the quarter ended September 30, 2023.

The increased dividends on our FHLB stock were primarily due to an increase in the average yield on this stock to 5.76% in the quarter ended September 30, 2024 compared to 4.86% in the quarter ended September 30, 2023. In addition, the average outstanding balance increased by $18,000 or 5.5% in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, as we were required to purchase additional FHLB stock in connection with our increase in FHLB advances.

Interest Expense. Total interest expense increased by $56,000 or 109.8% to $107,000 for the three months ended September 30, 2024 from $51,000 for the three months ended September 30, 2023. The increase was primarily due to the increase in the average cost of deposits to 1.94% for the quarter ended September 30, 2024 from 0.84% for the quarter ended September 30, 2023, reflecting the higher market interest rate environment. The higher cost of deposits was partially offset by a $1.6 million or 7.1% decrease in the average outstanding balance of deposits to $20.6 million in the quarter ended September 30, 2024 from $22.2 million in the quarter ended September 30, 2023. The decrease in average deposits was due to decreases of $300,000 or 2.8% in the average balance of certificates of deposit and $1.3 million or 11.1% in the average balance of core deposits. At September 30, 2024, $9.7 million or 95% of our total certificates of deposit were scheduled to mature within the following 12 months. Approximately 99.5% of our certificates of deposit at September 30, 2024 had a remaining maturity of less than 24 months. We shortened the average maturity of our certificates of deposit in anticipation of market interest rates beginning to decline.

The interest on our certificates of deposit increased to $98,000 in the quarter ended September 30, 2024 from $44,000 in the quarter ended September 30, 2023. This increase of $54,000 was due to the average rate paid on certificates of deposit increasing to 3.78% in the quarter ended September 30, 2024 from 1.65% in the quarter ended September 30, 2023, reflecting higher market rates of interest. On September 18, 2024, the Federal Reserve Board decreased its federal funds rate by 0.50%, which was the first decrease in four years. Additional rate reductions in the coming months by the Federal Reserve Board are widely expected by the market. If the Federal Reserve Board continues to reduce its federal funds rate and market interest rates on new certificates of deposit decrease from current levels, we expect these rate reductions will eventually result in declines in our cost of funds. The higher rate paid in 2024 was partially offset by a $300,000 or 2.8% decrease in the average balance of certificates of deposit in the quarter ended September 30, 2024 from the quarter ended September 30, 2023, as we used short-term FHLB advances to a greater extent in the quarter ended September 30, 2024. The non-interest-bearing deposits included in our core deposits decreased to $1,045,300 at September 30, 2024 from $855,000 at December 31, 2023.

Interest on FHLB advances was $7,000 during the quarter ended September 30, 2024 compared to $5,000 in the quarter ended September 30, 2023, as the average balance of outstanding FHLB advances was $496,000 in the quarter ended September 30, 2024 compared to $319,000 in the quarter ended September 30, 2023. We increased our short-term FHLB advances in lieu of paying higher rates on longer term certificates of deposit in anticipation of the Federal Reserve Board cutting interest rates. All of our outstanding FHLB advances during the period were repaid upon maturity prior to September 30, 2024.

Net Interest Income. Net interest income decreased by $59,000, or 18.4%, to $261,000 for the quarter ended September 30, 2024 compared to $320,000 for the quarter ended September 30, 2023. The decrease was primarily due to our average interest rate spread declining to 2.34% in the quarter ended September 30, 2024 from 3.26% in the quarter ended September 30, 2023, as the average rates paid on our deposits and FHLB advances increased substantially faster than the average yield on our loan portfolio. Although the average yield on interest-earning assets increased from 4.17% in the quarter ended September 30, 2023 to 4.36% in the quarter ended September 30, 2024, it was more than offset by an increase in the average rate paid on interest-bearing liabilities, which increased from 0.91% in the quarter ended September 30, 2023 to 2.03% in the quarter ended September 30, 2024. In addition, our net interest-earning assets decreased by $423,000 or 3.2% in the quarter ended September 30, 2024 from the quarter ended September 30, 2023.

Provision for Credit Losses. We had $0 provision for credit losses in both the quarter ended September 30, 2024 and the quarter ended September 30, 2023. In September 2024, we foreclosed on our one loan that was 90 days or more delinquent. The foreclosed property was recorded at the market value as determined by an appraisal, less estimated selling costs, resulting in a $15,000 write-off which reduced our allowance for credit losses from $200,000 as of December 31, 2023 to $185,000 at September 30, 2024. The allowance for credit losses on loans represented 0.60% of total loans at September 30, 2024 and 0.62% of total loans at September 30, 2023. We had no loan charge-offs in the quarter ended September 30, 2023. Our total non-performing assets and our total classified loans as of September 30, 2024 and September 30, 2023 were $39,000 and $34,000, respectively. As a percentage of non-performing assets, the allowance for credit losses was 469.6% at September 30, 2024 and 590.0% at September 30, 2023. As of September 30, 2024, we had two loans totaling $216,000 that were 30 days or more delinquent, compared to one loan for $34,000 that was 30 days or more delinquent at December 31, 2023. While loan delinquencies increased slightly in the first nine months of 2024, no additional provision for credit losses was deemed necessary in light of the overall decrease in the loan portfolio.

Non-interest Income. Non-interest income totaled $8,000 for the quarter ended September 30, 2024 compared to $7,000 for the quarter ended September 30, 2023. This increase was due to a nominal increase in rental income, as we rent out a portion of the parking lot at our main office building.

Non-interest Expense. Non-interest expense increased by $8,000, or 2.6%, to $315,000 for the quarter ended September 30, 2024 compared to $307,000 for the quarter ended September 30, 2023. The increase in non-interest expense in the quarter ended September 30, 2024 was primarily due to increases of $2,500 or 1.3% in salaries and employee benefits and $2,400 or 24.1% in audit and regulatory examination fees.

Income Tax Provision (Benefit). We had an income tax benefit of $10,000 for the quarter ended September 30, 2024 compared to a provision for income taxes of $4,000 for the quarter ended September 30, 2023. The tax benefit in the quarter ended September 30, 2024 represented an effective tax rate of 22.2% on our pre-tax loss of $45,000 for this period, while the tax provision for the quarter ended September 30, 2023 represented an effective tax rate of 20.0% on our pre-tax income of $20,000 for this period. At September 30, 2024 and December 31, 2023, we had a net deferred tax liability of $48,000.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. All directors participate in discussions during the regular board meetings evaluating the interest rate risk inherent in our assets and liabilities, and the level of risk that is appropriate. These discussions take into consideration our business strategy, operating environment, capital, liquidity and performance objectives consistent with the policy and guidelines approved by them. The board of directors establishes policies and guidelines for managing interest rate risk.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

●	maintaining capital levels that substantially exceed the thresholds for well-capitalized status under federal regulations;

●	maintaining a high liquidity level; and

●	growing our core deposits accounts

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as investing in futures or options. We do not anticipate entering into hedging transactions in the future.

Economic Value of Equity. We compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 50, 100, 200, 300 and 400 basis point increments or decreases instantaneously by 50, 100, 200 and 300 basis point increments, with changes in interest rates representing immediate and permanent parallel shifts in the yield curve.

The following table sets forth, as of September 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At September 30, 2024
	Estimated Increase (Decrease) in			EVE as a Percentage of Present
		EVE		Value of Assets (3)
Change in Interest					Increase
Rates	Estimated				(Decrease)
(basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$9,810	$(4,543)	(31.65)%	34.46%	(796.38)
300	$10,952	$(3,401)	(23.69)%	36.77%	(565.47)
200	$12,145	$(2,208)	(15.38)%	38.97%	(345.23)
100	$13,331	$(1,022)	(7.12)%	40.96%	(145.83)
50	$13,890	$(463)	(3.23)%	41.83%	(59.21)

Level	$14,353	$-	-%	42.42%

(50)	$14,737	$384	2.67%	42.84%	41.28
(100)	$15,035	$681	4.75%	43.08%	65.90
(200)	$15,363	$1,010	7.04%	43.09%	66.63
(300)	$15,252	$899	6.26%	42.34%	(8.31)

_______________________

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that as of September 30, 2024, we would have experienced a 15.38% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 7.04% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Net Interest Income Analysis. In addition to modeling changes in EVE, we also analyze potential changes to net interest income (“NII”) for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2024.

Change in Interest Rates in Basis
Points (Rate Shock)	Net Interest Income	$ Change	% Change

	(Dollars in thousands)
300bp	$963	$(58)	(5.69)%
200	$987	$(34)	(3.36)%
100	$1,008	$(13)	(1.29)%
Static	$1,021	$-	--%
(100)	$1,012	$(10)	(0.94)%
(200)	$977	$(45)	(4.37)%
(300)	$888	$(133)	(13.04)%

The above table indicates that as of September 30, 2024, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the 12 months ending September 30, 2025 would be expected to decrease by $58,000 or 5.69% to $963,000.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For instance, the EVE and NII tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. However, the shape of the yield curve changes constantly and the value and pricing of our assets and liabilities, including our deposits, may not closely correlate with changes in market interest rates. Accordingly, although the EVE and NII tables may provide an indication of our interest rate risk exposure at a particular point in time and in the context of a particular yield curve, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII and will differ from actual results. EVE and net interest NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans, and to a lesser extent borrowings. We have the ability to borrow from the Federal Home Loan Bank of Dallas. At September 30, 2024 all advances outstanding during the period matured and were paid.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and lending activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the nine months ended September 30, 2024, cash flows from operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $83,000 or 4.8% from December 31, 2023. This decrease was due to financing activities using $643,000 of cash, operating activities using $614,000 of cash offset by $1,174,000 of cash provided by investing activities. Financing activities used $497,000 of cash to fund deposit outflows and by a $500,000 decrease in FHLB advances offset by a $354,000 increase in advances from borrowers for insurance and taxes. The cash used by operating activities primarily related to a $586,000 increase in other assets, of which $558,000 was deferred conversion costs incurred in the nine months ended September 30, 2024. Investing activities provided $1,174,000 of cash in the first nine months of 2024 due to a decrease in our net loan portfolio. The net decrease in cash and cash equivalents in the nine months ended September 30, 2024 was consistent with our overall decline in total assets, as our total assets declined by $698,000 in the first nine months of 2024 compared to December 31, 2023.

We believe we maintain a strong liquidity position, and we are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. At September 30, 2024, certificates of deposit that are scheduled to mature on or before September 30, 2025 totaled $9.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

At September 30, 2024, Mutual Savings and Loan Association was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 5 of the notes to the unaudited financial statements for the nine months ended September 30, 2024.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2024.

Amount of Commitment Expiration - Per Period
Total Amounts
	Committed at	To	Over 1 to	Over 3 to 5	After 5
	Sept 30, 2024	1 Year	3 Years	Years	Years

(In thousands)
Letters of credit	$-	$-	$-	$-	$-
Unused lines of credit	1,286	-	-	-	1,286
Undisbursed portion of loans in process	-	-	-	-	-
Commitments to originate loans	-	-	-	-	-
Total commitments	$1,286	$-	$-	$-	$1,286

Recent Accounting Pronouncements

See “Item 1. Financial Statements – Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

Impact of Inflation and Changing Prices

The financial statements and related data presented in this prospectus have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting with respect to our allowance for credit losses that existed as of December 31, 2023 and 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. We concluded that our procedures were not effective as of December 31, 2023 and 2022, and that we had, as of such dates, identified the following material weaknesses in our internal control over financial reporting:

●

We did not maintain an effective control environment as there was an insufficient complement of personnel to provide for adequate segregation of duties within the finance and accounting function to maintain effective controls over the financial close and reporting process.

●

The insufficient complement of personnel adversely impacted our ability to design and maintain policies, procedures and controls that operate at a sufficient level of precision over our significant accounts, classes of transactions and disclosures, including the allowance for credit losses on loans held for investment, to ensure that policies and procedures designed to mitigate the risks to the achievement of our financial reporting objectives are carried out.

●

We did not have an effective and formally documented risk assessment process that defined clear financial reporting objectives and elevated risks, including fraud risks, and risks resulting from changes in the external environment and business operations at a sufficient level of detail to identify all relevant risks of material misstatement.

●

We did not design and maintain an effective monitoring program for evaluating and monitoring compliance with established accounting policies, procedures and controls. This weakness included the failure to design and operate effective procedures and controls whose purpose is to evaluate and monitor the effectiveness of individual control activities including the loan review function.

●

We did not have an effective information and communication process to ensure that the processes and controls were effectively documented and disseminated to enable financial personnel to effectively carry out their roles and responsibilities.

The above material weaknesses in our control environment, risk assessment, information and communication, and monitoring controls contributed to the following additional material weaknesses.

●

We did not design and maintain effective controls regarding significant accounts, transaction cycles and disclosures to ensure policies and procedures designed to mitigate the risks to the achievement of objectives are carried out; and

●

We did not design and maintain effective information technology general controls ("ITGC") which could result in misstatements potentially impacting all financial statement accounts and disclosures. Specifically, user access controls were not appropriately designed and maintained to adequately restrict user and privileged access to financial applications and data to the appropriate personnel, segregation of duties over preparation and review of journal entries, and access to critical spreadsheets and similar end-user data files is not restricted and is accessible by all personnel of Mutual Savings and Loan Association.

These material weaknesses could result in a misstatement in our financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. In addition, in 2022 we incurred non-interest expenses related to a loss of vault cash and to a write-off resulting from our data processing conversion when certain accounts could not be reconciled. These expenses were related to the weaknesses in our internal controls and contributed to a net loss in 2022.

We have taken steps to remediate these material weaknesses, including hiring a Director of Compliance and Internal Audit in May 2023 with over 25 years of experience as a compliance director and internal auditor in several financial institutions and with a bank consulting practice. The Compliance Director is responsible for evaluating policies and procedures, has direct access to the board of directors and does not have direct duties relating to financial accounting and reporting. We currently are assessing and improving our processes and control procedures to ensure they will operate at an acceptable level of assurance, including implementing a more formal risk assessment process and revising our monitoring programs relating to financial accounting and reporting. As part of our remedial measures to address these material weaknesses, we have (a) implemented a robust internal control environment that is appropriate for the size and operational complexity of Mutual Savings and Loan Association, (b) written or revised 90% of our policies, including compliance, bank secrecy, information security, liquidity, audit and loan policies, (c) performed an enterprise risk management assessment, including an assessment of cash, employee integrity, branch security, loan and deposit accounts, website, wires, information security and compliance management systems, (d) provided training to all employees in the areas of general banking, safety and soundness, loans, deposits, compliance and bank secrecy, as well as training to the board of directors on banking laws and regulations (including the bank secrecy act), overall banking and privacy, and (e) revised our monitoring programs to focus on areas of higher risk, with an increased emphasis in the areas relating to financial accounting and reporting. In addition, our Director of Compliance and Internal Audit has completed audits of compliance laws and operations while maintaining her independence, with her findings discussed at the monthly meetings of our board of directors.

We believe these actions and any other that we may determine need to be implemented, when complete, will remediate the control weaknesses. However, the weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. Once implemented, we intend to continue periodic testing and reporting of the internal controls to ensure continuity of compliance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s controls and procedures were not effective. due to the material weaknesses disclosed above in Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Internal Control Over Financial Reporting."

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows to address the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.” We currently are assessing and improving our processes and control procedures to ensure they will operate at an acceptable level of assurance.  Re-assessment of segregation of duties has been performed including formalizing controls and procedures.  Technology controls are under review including re-assessing of access rights and related processes.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. From time to time, the Association is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

1.2	Agency Agreement dated November 8, 2024
3.1	Articles of Incorporation of Magnolia Bancorp, Inc. (1)
3.2	Bylaws of Magnolia Bancorp, Inc. (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-281796), initially filed on August 27, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-281796), initially filed on August 27, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Magnolia Bancorp, Inc.
(Registrant)

December 19, 2024	/s/ Michael L. Hurley
Date	Michael L. Hurley
President and Chief Executive Officer

December 19, 2024	/s/ Anita C. Cambre
Date	Anita C. Cambre
Vice President and Chief Financial Officer