Form 10-Q/A
period 2024-09-30
Magnolia Bancorp, Inc.
filed 2025-01-03
CIK 2033615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☐ Yes         ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        ☒ Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The Form 10-Q for the quarter ended September 30, 2024 is being amended to (a) include the Inline XBRL financial information and interactive data file (see Exhibits 101 and 104), (b) correct the beginning and ending retained earnings amounts in the nine months ended September 30, 2024 column in the Statements of Changes in Retained Earnings, (c) correct the weighted average yield on loans in the 2023 column in the first table in Note 2 on page 9 and (d) make certain other minor changes.

Item 1. Financial Statements.

MUTUAL SAVINGS AND LOAN ASSOCIATION
STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS	(dollars in thousands)

Cash and cash equivalents	$1,613	$1,695
Interest-bearing deposits with banks	14	15
Federal Home Loan Bank stock, at cost	347	333

Loans receivable	30,992	32,181
Allowance for credit losses	(185)	(200)
Loans receivable, net	30,807	31,981

Property and equipment, net	1,525	1,583
Accrued interest receivable loans	52	61
Other assets	747	135

TOTAL ASSETS	$35,105	$35,803

LIABILITIES AND RETAINED EARNINGS

LIABILITIES

Deposits
Interest-bearing deposits	$19,314	$20,001
Non-interest bearing deposits	1,045	855
Advances from Federal Home Loan Bank	-	500
Advance payments by borrowers for insurance and taxes	673	318
Accrued interest payable	2	4
Accrued expense and other liabilities	67	61
Deferred tax liability, net	48	48
Total Liabilities	21,149	21,787

RETAINED EARNINGS
Retained earnings	13,956	14,016

Total Retained Earnings	13,956	14,016

TOTAL LIABILITIES AND RETAINED EARNINGS	$35,105	$35,803

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

MUTUAL SAVINGS AND LOAN ASSOCIATION
STATEMENTS OF CHANGES IN RETAINED EARNINGS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)

RETAINED EARNINGS, BEGINNING OF THE PERIOD	$13,992	$13,994	$14,016	$13,930

Net Income (loss)	(36)	16	(60)	80

RETAINED EARNINGS, END OF THE PERIOD	$13,956	$14,010	$13,956	$14,010

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(dollars in thousands)
Net income (loss)	$(60)	$80
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	58	60
Stock dividends	(14)	(11)
(Increase) decrease in:
Accrued interest receivable and other assets	(586)	(44)
Increase (decrease) in:
Income tax payable	(17)	22
Accrued expenses and other liabilities	5	(56)
Net cash provided by (used in) operating activities	(614)	51

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loans receivable, net	1,174	1,577
Purchases of property and equipment	-	(67)
Net cash provided by investing activities	1,174	1,510

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits	(497)	(1,996)
Increase in advances by borrowers for insurance and taxes	354	297
Proceeds (payments) on Federal Home Loan Bank advances, net	(500)	500
Net cash used in financing activities	(643)	(1,199)

Net change in cash and cash equivalents	(83)	362

Cash and cash equivalents, beginning of period	1,710	3,603

Cash and cash equivalents, end of period	$1,627	$3,965

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$293	$84
Cash paid during the period for income taxes	$-	$-

RECONCILIATION TO THE STATEMENTS OF FINANCIAL CONDITION
Cash and cash equivalents	$1,613	$3,944
Interest-bearing deposits with banks	$14	$21
	$1,627	$3,965

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

2.         Loans Receivable

 A summary of the balances of loans as of September 30, 2024 and December 31, 2023 is as follows:

	2024	2023
Real estate loans
Residential	$29,926,433	$30,988,366
Construction	-	18,400
Commercial	624,041	706,651
	30,550,474	31,713,417
Share Loans	303,673	325,587
	30,854,147	32,039,004
Unamortized, Net deferred loan costs	137,769	141,729
Less allowance for credit losses	(185,408)	(200,000)
Loans receivable, net	$30,806,508	$31,980,733

Weighted average yield	4.36%	4.22%

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

          The following tables present a summary by loan class to past due and non-accrual loans as of September 30, 2024 and December 31, 2023 (dollars in thousands):

September 30, 2024	30 to 90 days past due	Greater than 90 days past due	Current Loans	Total	Past due greater than 90 days accruing
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$-	$-	$727	$727	$-
Fixed Rate:
Land Loan	-	-	289	289	-
Multi family	-	-	292	292	-
1-4 Family residential	216	-	28,402	28,618	-
Total Residential Loans - non-construction	216	-	29,710	29,926	-
Construction residential	-	-	-	-	-
Commercial	-	-	624	624	-
Total Real Estate Loans	216	-	30,334	30,550	-

Share Loans	-	-	304	304	-

Total	$216	$-	$30,638	$30,854	$-

2.       Loans Receivable (continued)

September 30, 2024	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$-	$-	$-
Fixed Rate:
Land Loan	-	-	-
Multi family	-	-	-
1-4 Family residential	-	-	-
Total Residential Loans - non-construction	-	-	-
Construction residential	-	-	-
Commercial	-	-	-
Total Real Estate Loans	-	-	-

Share Loans	-	-	-
Total	$-	$-	$-

December 31, 2023	30 to 90 days past due	Greater than 90 days past due	Current Loans	Total	Past due greater than 90 days accruing
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$-	$-	$575	$575	$-
Fixed Rate:
Land Loan	-	34	113	147	-
Multi family	-	-	302	302	-
1-4 Family residential	-	-	29,964	29,964	-
Total Residential Loans - non-construction	-	34	30,954	30,988	-
Construction residential	-	-	18	18	-
Commercial	-	-	707	707	-
Total Real Estate Loans	-	34	31,679	31,713	-

Share Loans	-	-	326	326	-

Total	$-	$34	$32,005	$32,039	$-

December 31, 2023	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$-	$-	$-
Fixed Rate:
Land Loan	34	-	34
Multi family	-	-	-
1-4 Family residential	-	-	-
Total Residential Loans - non-construction	34	-	34
Construction residential	-	-	-
Commercial	-	-	-
Total Real Estate Loans	34	-	34
			-
Share Loans	-	-	-
Total	$34	$-	$34

2.       Loans Receivable (continued)

            Loans receivable as of September 30, 2024 and December 31, 2023 are scheduled to mature and adjustable-rate loans are scheduled to reprice as follows: (dollars in thousands):

September 30, 2024	Less than one year	One to five years	Six to ten years	More than ten years	Total
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$727	$-	$-	$-	$727
Fixed Rate:
Land Loan	-	22	211	56	289
Multi family	-	-	-	292	292
1-4 Family residential	22	327	3,719	24,550	28,618
Total Residential Loans - non-construction	749	349	3,930	24,898	29,926
Construction residential	-	-	-	-	-
Commercial	-	82	542	-	624
Total Real Estate Loans	749	431	4,472	24,898	30,550

Share Loans	-	-	-	304	304

Total	$749	$431	$4,472	$25,202	$30,854

December 31, 2023	Less than one year	One to five years	Six to ten years	More than ten years	Total
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$575	$-	$-	$-	$575
Fixed Rate:
Land Loan	34	30	24	59	147
Multi family	-	-	-	302	302
1-4 Family residential	-	280	3,239	26,445	29,964
Total Residential Loans - non-construction	609	310	3,263	26,806	30,988
Construction residential	-	-	-	18	18
Commercial	-	101	606	-	707
Total Real Estate Loans	609	411	3,869	26,824	31,713

Share Loans	326	-	-	-	326

Total	$935	$411	$3,869	$26,824	$32,039

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

2.         Loans Receivable (continued)

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

The following presents, by class and by credit quality indicator, the recorded investment in the Association's loans as of September 30, 2024 and December 31, 2023 (dollars in thousands):

The Association’s credit quality indicators are periodically updated on a case-by-case basis.

September 30, 2024	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans
Residential	$29,926	$-	$-	$-	$29,926
Construction	-	-	-	-	-
Commercial	624	-	-	-	624
Share Loans	304	-	-	-	304
	$30,854	$-	$-	$-	$30,854

December 31, 2023	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
Real estate loans
Residential	$30,954	$-	$34	$-	$30,988
Construction	18	-	-	-	18
Commercial	707	-	-	-	707
Share Loans	326	-	-	-	326
Total	$32,005	$-	$34	$-	$32,039

2.         Loans Receivable (continued)

The following table reflects loans by credit quality indicator and origination year at September 30, 2024 (dollars in thousands):

September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential real estate:
Loans Secured by Residential Real Estate Loans - non-construction
Pass/Watch	$686	$2,021	$5,261	$5,247	$4,051	$12,660	$29,926
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	686	2,021	5,261	5,247	4,051	12,660	29,926
Current period gross write offs	-	-	-	-	-	15	15

Loans Secured by 1-4 Family Residential - Construction
Pass/Watch	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	-
Current period gross write offs	-	-	-	-	-	-	-

Loans Secured by Commercial Real Estate
Pass/Watch	-	-	-	-	-	624	624
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	624	624
Current period gross write offs	-	-	-	-	-	-	-

Share Loans
Pass/Watch	-	-	194	-	-	110	304
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	194	-	-	110	304
Current period gross write offs	-	-	-	-	-	-	-

All Loans
Pass/Watch	686	2,021	5,455	5,247	4,051	13,394	30,854
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$686	$2,021	$5,455	$5,247	$4,051	$13,394	$30,854
Current period gross write offs	$-	$-	$-	$-	$-	$15	$15

2.         Loans Receivable (continued)

The following table reflects loans by credit quality indicator and origination year at December 31, 2023 (dollars in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Residential real estate:
Loans Secured by Residential Real Estate Loans - non-construction
Pass/Watch	$1,358	$5,369	$5,430	$4,764	$1,721	$12,312	$30,954
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	34	34
Total	1,358	5,369	5,430	4,764	1,721	12,346	30,988
Current period gross write offs	-	-	-	-	-	-	-

Loans Secured by 1-4 Family Residential - Construction
Pass/Watch	18	-	-	-	-	-	18
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	18	-	-	-	-	-	18
Current period gross write offs	-	-	-	-	-	-	-

Loans Secured by Commercial Real Estate
Pass/Watch	-	-	-	-	-	707	707
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	707	707
Current period gross write offs	-	-	-	-	-	-	-

Share Loans
Pass/Watch	-	212	-	-	50	64	326
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	212	-	-	50	64	326
Current period gross write offs	-	-	-	-	-	-	-

All Loans
Pass/Watch	1,377	5,581	5,430	4,764	1,771	13,082	32,005
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	34	34
Total	$1,377	$5,581	$5,430	$4,764	$1,771	$13,116	$32,039
Current period gross write offs	$-	$-	$-	$-	$-	$-	$-

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

A summary of deposit balances by type as of September 30, 2024 and December 31, 2023 is as follows:

	Interest Rates as of Sept 30, 2024	2024	2023
Now Accounts	0.00-0.20%	$7,956,713	$8,528,352
Passbook Accounts	0.01%	2,198,209	2,797,529
		10,154,922	11,325,881

Certificates of Deposit	0.00-0.99%	1,587,222	3,802,746
	1.00-1.99%	248,000	248,512
	2.00-2.99%	-	-
	3.00-3.99%	4,147,482	3,306,302
	4.00-4.99%	996,000	436,657
	5.00-5.99%	3,225,000	1,736,000

		10,203,704	9,530,217

	Total	$20,358,626	$20,856,098

3.         Deposits (continued)

Time Deposits

At September 30, 2024 and December 31, 2023, the scheduled maturities of time deposits were as follows:

	2024		2023
Period of Maturity	Amount	Percentage of Total	Amount	Percentage of Total
Within 12 months	$9,668,698	94.76%	$6,986,923	73.31%
13 months - 24 months	480,829	4.71%	2,434,595	25.55%
25 months - 36 months	44,464	0.44%	104,134	1.09%
37 months - 48 months	1,004	0.01%	4,565	0.05%
49 months - 60 months	8,709	0.08%	-	-
Total	$10,203,704	100.00%	$9,530,217	100.00%

Deposits with Related Parties and Concentrations

During the normal course of business, the Association accepts deposits from members of the Board of Directors and officers. As of September 30, 2024 and December 31, 2023, these deposits totaled $4,820,328 and $4,215,553 respectively. As of September 30, 2024 and December 31, 2023, one customer represented 22% and 23% of the total deposits outstanding, respectively.

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

As of September 30, 2024 and December 31, 2023 the most recent notification from the OCC categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Associations prompt corrective action category. The Association's actual capital amounts and ratios as of September 30, 2024 and December 31, 2023 are presented in the table (dollars in thousands):

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

6.         Fair Value Measures (continued)

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

The carrying amount and estimated fair value of the Association’s financial instruments are as follows (dollars in thousands):

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

	At September 30,	At December 31,
	2024	2023
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$35,105	$35,803
Cash and cash equivalents	1,627	1,710
Mortgage-backed securities	-	-
FHLB stock	347	333
Loans receivable, net	30,807	31,981
Total deposits	20,359	20,856
FHLB advances	-	500
Total equity	13,956	14,016

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
	(dollars in thousands)
Selected Operating Data:
Total interest income	$368	$371	$1,093	$1,121
Total interest expense	107	51	291	86
Net interest income	261	320	802	1,035
Provision for credit losses	-	-	-	-
Net interest income after provision for credit losses	261	320	802	1,035
Total non-interest income	8	7	24	24
Total non-interest expense	315	307	903	957
Income (loss) before income taxes	(46)	20	(77)	102
Income tax provision (benefit)	(10)	4	(17)	22
Net income (loss)	$(36)	$16	$(60)	$80

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Selected Performance Ratios:(1)
Average yield on interest-earning assets	4.36%	4.17%	4.29%	4.11%
Average rate on interest-bearing liabilities	2.03%	0.91%	1.84%	0.50%
Average interest rate spread(2)	2.34%	3.26%	2.45%	3.62%
Net interest margin(2)	3.09%	3.60%	3.15%	3.80%
Average interest-earning assets to average interest-bearing liabilities	159.77%	157.92%	161.18%	157.09%
Net interest income after provision for credit losses to non-interest expense	82.86%	104.25%	88.91%	108.12%
Total non-interest expense to average assets	0.88%	0.83%	2.52%	2.52%
Efficiency ratio(3)	83.78%	81.00%	80.84%	83.57%
Return on average assets (ratio of net income to average total assets)	(0.40)%	0.17%	(0.22)%	0.28%
Return on average equity (ratio of net income to average equity)	(1.03)%	0.46%	(0.57)%	0.76%
Asset Quality Ratios:(4)
Non-performing loans as a percent of total loans receivable(5)	0.00%	0.11%	0.00%	0.11%
Non-performing assets as a percent of total assets(5)	0.11%	0.09%	0.11%	0.09%
Non-performing assets and troubled debt restructurings as a percent of total assets(5)	0.11%	0.09%	0.11%	0.09%
Allowance for credit losses as a percent of total loans outstanding	0.60%	0.62%	0.60%	0.62%
Allowance for credit losses as a percent of non-performing loans	N/A	589.95%	N/A	589.95%
Net charge-offs to average loans receivable	0.19%	0.00%	0.06%	0.00%
Capital Ratios:(4)
Common equity Tier 1 capital (to risk-weighted assets)	72.61%	72.31%	72.61%	72.31%
Tier 1 leverage (core) capital (to adjusted tangible assets)	72.61%	72.31%	72.61%	72.31%
Tier 1 risk-based capital (to risk-weighted assets)	73.57%	73.35%	73.57%	73.35%

Average equity to average assets	39.06%	37.72%	39.02%	36.80%

Other Data:
Banking offices	2	2	2	2
Full-time equivalent employees	8	7	8	7

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

The increased dividends on our FHLB stock were primarily due to an increase in the average yield on this stock to 5.14% in the first nine months of 2024 compared to 4.71% in the first nine months of 2023. In addition, the average outstanding balance increased by $16,000 or 4.9% in the first nine months of 2024 compared to the first nine months of 2023, as we were required to purchase additional FHLB stock in connection with our increase in FHLB advances.

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

Item 6. Exhibits

1.2	Agency Agreement dated November 8, 2024
3.1	Articles of Incorporation of Magnolia Bancorp, Inc. (1)
3.2	Bylaws of Magnolia Bancorp, Inc. (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Operations, (iii) Statements of Changes in Retained Earnings, (iv) Statements of Cash Flows, and (vi) Notes to Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

__________________________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-281796), initially filed on August 27, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-281796), initially filed on August 27, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Magnolia Bancorp, Inc.
(Registrant)

January 3, 2025	/s/ Michael L. Hurley
Date	Michael L. Hurley
President and Chief Executive Officer

January 3, 2025	/s/ Anita C. Cambre
Date	Anita C. Cambre
Vice President and Chief Financial Officer