Form 10-K
period 2024-12-31
Magnolia Bancorp, Inc.
filed 2025-03-28
CIK 2033615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 333-281796

MAGNOLIA BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Louisiana	99-2913448
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2900 Clearview Parkway, Metairie, Louisiana	70006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:         (504) 455-2444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐         No  ☒

There was no outstanding voting or non-voting common equity of the Registrant as of June 30, 2024. The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $11.21 on January 15, 2025, the first day of trading in the common stock, was $8.0 million (833,750 shares outstanding less 123,387 shares held by affiliates). Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 26, 2025: 833,750

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Shareholders for the year ended December 31, 2024 are incorporated by reference into Part II, Items 7-8 and Part IV, Item 15 of this Form 10-K.

MAGNOLIA BANCORP, INC.

2024 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of the Company and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of credit losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which the Company is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which the Company is or will be engaged. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

As used in this report the terms “we,” “us,” and “our” refer to Magnolia Bancorp, a Louisiana corporation, or Mutual Savings and Loan Association, a federally chartered stock savings and loan association and wholly owned subsidiary of Magnolia Bancorp, as the context requires. In addition, unless the context otherwise requires, references to the operations of Magnolia Bancorp include the operations of Mutual Savings and Loan Association.

PART I

Item 1. Business.

General

BUSINESS OF MAGNOLIA BANCORP

Magnolia Bancorp, Inc. (“Magnolia Bancorp” or the “Company”) was incorporated by Mutual Savings and Loan Association (“Mutual Savings” or the “Association”) in May 2024 as part of the conversion of Mutual Savings from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on January 14, 2025, at which time the Company acquired all of the issued and outstanding shares of common stock of the Association and became the holding company of the Association. As a result of the Conversion, the Association is a wholly owned subsidiary of Magnolia Bancorp. Concurrently with consummation of the Conversion, the Company completed its initial public offering and issued 833,750 shares of its common stock for an aggregate of $8.3 million. Total net proceeds from the offering were approximately $6.9 million (including shares issued to the Company’s employee stock ownership plan (“ESOP”)). The Company contributed 50% of the net proceeds from the stock offering to the Association. The Company retained the remainder of the net proceeds from the stock offering and used $667,000 to make a loan to the ESOP.

Upon the completion of the Conversion, Magnolia Bancorp became the savings and loan holding company of Mutual Savings and Loan Association authorized to pursue other business activities permitted by applicable laws and regulations. See “Regulation and Supervision – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies.

Following the conversion and stock offering, our cash flow will depend on earnings from the investment of the net proceeds from the stock offering that we retain, and any dividends we receive from Mutual Savings and Loan Association. Mutual Savings and Loan Association is subject to regulatory limitations on the amount of dividends that it may pay. See “Regulation and Supervision – Federal Banking Regulation – Capital Distributions.”

Initially, Magnolia Bancorp will neither own nor lease any property, but will instead pay a fee to Mutual Savings and Loan Association for the use of its premises, equipment and furniture. At the present time, we intend to employ only persons who are officers of Mutual Savings and Loan Association to serve as officers of Magnolia Bancorp. However, we will periodically use the support staff of Mutual Savings and Loan Association. We will pay a fee to Mutual Savings and Loan Association for the time its employees devote to Magnolia Bancorp; however, these individuals will not be separately compensated by Magnolia Bancorp. Magnolia Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF MUTUAL SAVINGS AND LOAN ASSOCIATION

General

We conduct our business from our main office in Jefferson Parish and one branch office in St. Tammany Parish. Our loan portfolio consists primarily of fixed-rate one- to four-family residential mortgage loans that we have originated. We also originate residential construction loans and, to a substantially lesser extent, home equity loans, home equity lines of credit and share loans (loans secured by deposit accounts at Mutual Savings and Loan Association). We originate loans typically for retention in our portfolio. We intend to continue this business focus after the conversion and stock offering. We offer a variety of deposit accounts including checking accounts, savings accounts and certificates of deposit. We currently do not offer electronic banking services such as mobile banking, on-line banking or telephone banking. We are subject to comprehensive regulation and examination by the OCC, our primary federal regulator.

Our main office is located at 2900 Clearview Pkwy., Metairie, Louisiana 70006, and the telephone number at that address is (504) 455-2444. Our website address is www.mutualsavings.com. Information on our website is not incorporated into this annual report on Form 10-K and should not be considered part of this annual report on Form 10-K.

Market Area

We consider Jefferson and St. Tammany Parishes in Louisiana to be our primary market area for originating loans and gathering deposits. Our offices are located in these two parishes, which are bedroom communities of New Orleans. Mutual Savings and Loan Association primarily serves retail customers located in Jefferson and St. Tammany Parishes from its branch network. Management considers sections of these parishes to be demographically attractive and close to the business and financial district of New Orleans. Jefferson and St. Tammany Parishes comprise the 2nd and 4th largest parishes in Louisiana, respectively, in terms of population and number of households. According to published statistics, the New Orleans-Metairie MSA has a population of approximately 1.3 million, with Jefferson and St. Tammany Parishes having populations of approximately 421,000 and 280,000, respectively.

St. Tammany and Jefferson Parishes have the 8th and 23rd largest median household income, at $72,200 and $61,000, respectively, in Louisiana, which are both greater than the estimated median household income of $58,100 for Louisiana. The preliminary December 31, 2024 unemployment rates for Jefferson and St. Tammany Parishes were 3.8% and 3.8%, respectively, compared to 4.6% statewide and 4.1% nationwide.

St. Tammany Parish is located strategically on the north shore of Lake Pontchartrain with easy access to New Orleans and other major population centers across the Gulf South. St. Tammany’s school system and first-rate medical facilities make the community a destination of choice for families. St. Tammany Parish has large land areas that can be developed, and most of our residential construction loans are secured by properties in St. Tammany Parish. Total population, number of households and median household income in St. Tammany Parish are projected to increase over the next five years. We also originate loans in adjacent parishes.

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, for deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2023 (the most recent date for which data from the Federal Deposit Insurance Corporation, referred to as the “FDIC” throughout this prospectus, is publicly available), we were ranked 27th among the 29 FDIC-insured financial institutions with offices in Jefferson and St. Tammany Parishes, with a nominal deposit market share. The top six institutions each had deposits greater than $1 billion and represented over 75% of total deposit market share in Jefferson and St. Tammany Parishes.

We will experience significant competition with respect to our ability to modestly increase our multi-family residential real estate loans and commercial real estate loans, as larger institutions have greater financial capability to make these loans, more experienced lenders, existing relationships with borrowers and higher visibility in this area. We expect our multi-family residential loan portfolio and our commercial real estate loan portfolio to each account for less than 5% of our total loan portfolio for the foreseeable future.

Lending Activities

General. Our loan portfolio consists primarily of fixed-rate one-to four-family residential mortgage loans. We also originate residential construction loans and, to a substantially lesser extent, home equity loans, home equity lines of credit and share loans. We typically retain in our portfolio the loans we originate.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2024		2023
	Amount	%	Amount	%
	(dollars in thousands)

Real estate loans:
One- to four-family residential	$28,304	92.3%	$29,964	93.5%
Commercial real estate	597	2.0	707	2.2
Multi-family residential	288	0.9	302	0.9
Residential construction	-	-	18	0.1
Land loans	471	1.5	147	0.5
Home equity lines of credit	711	2.3	575	1.8
Total real estate loans	30,371	99.0	31,713	99.0
Share loans	295	1.0	326	1.0

Total loans	30,666	100.0%	$32,039	100.0%
Unamortized net deferred loan costs	146		142
Less allowance for credit losses	(185)		(200)

Net loans	$30,627		$31,981

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2024, before giving effect to net items and allowance for credit losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One- to Four- Family Residential	Commercial Real Estate	Multi- family Residential	Residential Construction	Land Loans	Home Equity Lines of Credit	Share Loans	Total
	(dollars in thousands)

Amounts due after December 31, 2024 in:
One year or less	$23	$-	$-	$-	$-	$711	$295	$1,029
After one year through two years	-	-	-	-	-	-	-	-
After two years through three years	104	75	-	-	20	-	-	199
After three years through five years	217	-	-	-	-	-	-	217
After five years through ten years	3,724	522	-	-	397	-	-	4,643
After ten years through 15 years	3,309	-	288	-	54	-	-	3,651
After 15 years	20,927	-	-	-	-	-	-	20,927
Total	$28,304	$597	$288	$-	$471	$711	$295	$30,666

The following table shows the dollar amount of our loans at December 31, 2024, due after December 31, 2025, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total at December 31, 2024
	(dollars in thousands)

One- to four-family residential	$28,281	$-	$28,281
Commercial real estate	597	-	597
Multi-family residential	288	-	288
Residential construction	-	-	-
Land loans	471	-	471
Home equity lines of credit	-	-	-
Share loans	-	-	-
Total	$29,637	$-	$29,637

One- to Four-Family Residential Mortgage Lending. At December 31, 2024, one- to four-family residential mortgage loans totaled $28.3 million, or 92.3% of total loans. Our one- to four-family residential real estate loans are primarily secured by owner-occupied properties located in our primary market area. Mutual Savings and Loan Association has a special market niche of bi-weekly mortgages. The bi-weekly program shortens the term of the loan, allowing the borrower’s equity to build up much faster than a traditional monthly mortgage payment plan. Because the bi-weekly loans provide a shorter duration than traditional 30-year fixed-rate loans, these loans are beneficial for asset/liability management purposes. In addition, the bi-weekly loans enable Mutual Savings and Loan Association to monitor any delinquencies that may occur more quickly. At December 31, 2024, fixed-rate bi-weekly residential loans amounted to $21.3 million or 69.4% of our total loan portfolio.

We offer fixed-rate residential mortgage loans for 15-year, 20-year, 25-year and 30-year terms, with the principal and interest payments on either a bi-weekly or monthly schedule. The interest rate is determined primarily by reference to market conditions and competitive factors. We generally limit the loan-to-value ratios of our residential mortgage loans to 80% (95% with private mortgage insurance) of the purchase price or appraised value, whichever is lower. Jumbo loans over $726,200 are limited to 80% LTV. Loans on investment properties are generally made for 10-year or 15-year terms with a loan-to-value ratio limited to 70%.

We do not currently offer adjustable rate residential mortgage loans. We do not offer “interest only” residential mortgage loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan, other than on our residential construction loans. We also do not offer loans that provide for negative amortization of principal, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

Residential Construction Loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and who typically use contractors and single-family home builders with whom we have an established relationship and satisfactory history. We also make residential construction loans for investment properties that will be rented out by the borrower.  Our residential construction loans are structured as construction/permanent loans where after the applicable construction period the loan converts to a permanent one-to four-family residential mortgage loan. Once construction is complete, all that is needed is a final appraisal rather than a new full appraisal, which results in cost savings for the borrower. The interest rate is locked-in at origination and remains fixed throughout the entire term of the construction/permanent loan. Interest-only payments are required throughout the duration of construction, which can result in lower monthly payments throughout this phase of the process. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. Most of the residential construction loans we have originated in recent years are secured by properties located in St. Tammany Parish, although we have originated such loans on other areas as well. At December 31, 2024, we did not have any outstanding residential construction loans, as all of such loans had been fully disbursed and had converted to a permanent one-to four-family residential loan.

We have not made commercial construction loans or speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. In the future, we may consider making commercial construction loans or speculative construction loans, or both, consistent with our loan policies should opportunities arise.

Residential construction loans generally can be made with a maximum loan-to-value ratio of 80% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan. Property inspections are performed by persons who have substantial experience in the construction and real estate industries.

In the past, we have made a limited amount of land development loans to complement our construction lending activities. Land development loans are generally secured by lots that will be used for residential development.

Home Equity Lines of Credit. At December 31, 2024, home equity lines of credit totaled $711,000, or 2.3% of total loans. Home equity lines of credit generally provide for a 10-year draw period with a 10-year payback period. The interest rate for home equity lines of credit is based on the prime rate, with an annual lifetime ceiling rate of 18%. The loan to value ratio for home equity lines of credit is generally up to 75%, taking into account any superior mortgage on the collateral property, and 70% of the outstanding balance of the first mortgage if applicable. The line of credit will only be recorded in a second position if Mutual Savings and Loan Association holds the first mortgage.

Consumer Loans. At December 31, 2024, consumer loans totaled $295,000, or 1.0% of total loans, all of which were share loans. Share loans are loans fully secured by a deposit account at Mutual Savings and Loan Association, with the maximum loan amount equal to 90% of the account balance. We do not originate automobile loans and other similar type consumer loans.

Loan Underwriting Risks

One- to Four-Family Residential Mortgage Loans. Our one- to four-family residential loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and on the appraised value of the underlying real estate. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions, particularly the level of unemployment, that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to become inadequately collateralized, which could expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Construction and Land Development Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to service the debt.

Construction lending involves additional risks when compared with permanent mortgage lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. If the appraised value of a completed project proves to be overstated, the loan may be inadequately secured and we may incur a loss. Land development loans have substantially similar risks with respect to estimating the market value of the collateral property.

Commercial Real Estate and Multi-Family Residential Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial real estate and multi-family residential loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our existing commercial real estate and multi-family residential loans were originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, the collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial real estate and multi-family residential loans may depend substantially on the success of the business itself. We have not originated these loans in recent years.

Loan Originations, Purchases and Sales

Most of our loan originations currently come from repeat customers and referrals from customers. We also originate loans to a lesser extent through employee marketing and advertising efforts and from walk-in customers. While we have not purchased or sold any loans in recent years, we may elect to do so in the future.

The following table shows our total loans originated and repaid during the periods indicated. We did not purchase or sell any loans in the periods shown:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Loan originations:
One- to four-family residential	$567	$763
Commercial real estate	-	-
Multi-family residential	-	-
Residential construction	403	1,821
Land loans	380	-
Home equity lines of credit	283	345
Share loans	-	-
Total loan originations	1,633	2,929
Loan principal payments	(2,987)	(4,454)
Net decrease in total loans	$(1,354)	$(1,525)

We typically do not sell the loans we originate, but retain them in our loan portfolio and do not sell the servicing rights.

Loan Approval Procedures and Authority

Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all real estate loans that we originate, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Mutual Savings and Loan Association’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2024, our largest credit relationship to one borrower had an outstanding aggregate balance of $1.2 million, consisting of six separate one- to four-family residential mortgage loans. At December 31, 2024, the loans to this borrower were performing according to their original terms.

Generally, all loans are submitted to Mutual Savings and Loan Association’s board of directors for review and disposition, except that loans of $25,000 or less only require the approval of the President and Chief Executive Officer. In all cases, the loan is also presented to the board of directors at its next meeting. The board of directors typically meets monthly.

Generally, we require property and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we generally request an escrow for flood insurance (where appropriate) and an escrow for property taxes and insurance. We do not allow borrowers to pay their own taxes and property and casualty insurance.

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures. When a borrower becomes 15 days past due on a loan, we generally send the borrower a late notice. Delinquency letters are mailed to borrowers at delinquency intervals of 30 and 60 days. Loans are generally placed on non-accrual status when 90 days delinquent. If a loan becomes 90 days delinquent, a letter is sent to the borrower informing the borrower that the entire balance of the loan is due and payable and that if payment is not received or satisfactory arrangements have not been made with Mutual Savings and Loan Association, the account will be forwarded to our attorney for collection. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize their financial affairs. All delinquent loans are reported to the board of directors monthly.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had one real estate acquired as a result of foreclosure or by deed in lieu of foreclosure at December 31, 2024 and no real estate acquired at December 31, 2023.

Modifications Made to Borrowers Experiencing Financial Difficulty. We may modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. We had no modified loans at December 31, 2024 or 2023.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2024				December 31, 2023
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(dollars in thousands)
One- to four-family residential	4	$354	-	$-	-	$-	-	$-
Commercial real estate	-	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-	-
Residential construction	-	-	-	-	-	-	-	-
Land loans	-	-	-	-	-	-	1	34
Home equity lines of credit	-	-	-	-	-	-	-	-
Share loans	-	-	-	-	-	-	-	-
Total delinquent loans	4	$354	-	$-	-	$-	1	$34
Delinquent loans to total net loans		1.16%		-%		-%		0.11%
Delinquent loans to total loans		1.15%		-%		-%		0.10%

Non-Performing Assets The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have any accruing loans 90 days or more past due as of the dates shown.

	December 31,
	2024	2023
	(dollars in thousands)
Non-accruing loans:
One- to four-family residential	$-	$-
Commercial real estate	-	-
Multi-family residential	-	-
Residential construction	-	-
Land loans	-	34
Home equity lines of credit	-	-
Share loans	-	-
Total non-accruing loans	-	34
Real estate owned, net	39	-
Total non-performing assets	$39	$34
Total loans outstanding	$30,666	$32,039
Total assets outstanding	$43,962	$35,803
Total non-accruing loans as a percentage of total loans outstanding	0.00%	0.11%
Total non-performing loans as a percentage of total loans outstanding(1)	0.00%	0.11%
Total non-performing loans as a percentage of total assets(1)	0.00%	0.09%
Total non-performing assets as a percentage of total assets	0.09%	0.09%

___________________________

(1)         Non-performing loans consist of non-accruing loans 90 days or more past due.

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified at the time the asset exhibits unacceptable risk. Although not the exclusive factor, all loans which are 90 or more days delinquent will be classified “substandard.” Assets classified as “substandard” are inadequately protected by the collateral pledged or the current net worth and paying capacity of the obligor. “Substandard” assets include those characterized by the “distinct possibility that the insured institution will sustain “some loss” if the deficiencies are not corrected.” Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets that do not warrant adverse classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention shall be designated “special mention.” Special mention risk could weaken the asset and increase risk in the future, if not corrected.

When an insured institution classifies problem assets as substandard, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The following table sets forth the amounts of our classified loans at the dates indicated. The related specific valuation allowance in the allowance for credit losses on our classified loans was $34,000 at December 31, 2023.

	At December 31,
	2024	2023
	(dollars in thousands)

Substandard loans	$-	$34
Doubtful loans	-	-
Loss loans	-	-
Total classified loans	$-	$34

Other Loans of Concern. At December 31, 2024, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Credit Losses

Effective January 1, 2023, ASC 326, Financial Instruments – Credit Losses, became effective for Mutual Savings and Loan Association and other financial institutions. This standard replaced the incurred loss methodology for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The adoption of CECL had no effect on our allowance for credit losses on loans as of January 1, 2023, due to immateriality.

The allowance for credit losses represents management’s estimate of lifetime credit losses on loans, including unfunded commitments, as of the reporting date. Management uses relevant available information, from both internal and external sources, related to historical experience, current conditions and reasonable and supportable forecasts. Expected credit losses are measured on a pool basis when similar risk characteristics exist by applying a loss rate based on historical data to each loan pool over the estimated remaining life of the loan pool. The loss rate is adjusted for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience, including adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and other economic conditions. Loans that do not share risk characteristics are measured on an individual basis. When a borrower is experiencing financial difficulty and repayment is expected to be provided through the operation or sale of the collateral, the expected credit loss is based on the fair value of collateral at the reporting date, adjusted for costs to sell. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to individually evaluated loans are charged or credited to the provision for credit losses.

The determination of the allowance for credit losses is complex and requires extensive judgement by management regarding matters that are inherently uncertain. Factors influencing the allowance for credit losses include, but are not limited to, loan volume, loan asset quality, delinquency and nonperforming loan trends, historical credit losses, economic and forecasted data. Changes in factors used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses, and it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term.

We have identified material weaknesses in our internal control over financial reporting with respect to our allowance for credit losses that existed as of December 31, 2024 and 2023. For further information, see “Risk Factors – Risks Related to Accounting Matters – We have identified material weaknesses in our internal control over financial reporting with respect to various matters, including our allowance for credit losses. If we are unable to remediate them, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.”

The following table shows changes in our allowance for credit losses during the periods presented.

	At or for the Year Ended
	December 31,
	2024	2023
	(dollars in thousands)

Total loans outstanding at end of period	$30,666	$32,039
Average loans outstanding:
One-to four-family residential	29,166	29,884
Commercial real estate	644	767
Multi-family residential	294	308
Residential construction	164	674
Land loans	261	190
Home equity lines of credit	717	521
Share loans	307	351
Total average loans outstanding	$31,553	$32,695
Allowance for credit losses, beginning of period	$200	$200
Provision for credit losses	-	-
Charge-offs	15	-
Recoveries on loans previously charged-off	-	-
Allowance for credit losses, end of period	$185	$200
Allowance for credit losses as a percent of non-performing loans	0.00%	588.24%
Allowance for credit losses as a percent of total loans outstanding	0.60%	0.62%
Allowance for credit losses as a percent of total non-accrual loans	0.00%	588.24%
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.00%	0.00%

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses on loans allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

The following table shows how our allowance for credit losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2024			2023
	Amount of Allowance	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans
	(dollars in thousands)

Residential mortgage(1)	$173	93.51%	97.09%	$175	87.50%	96.72%
Residential construction	3	1.62%	-	15	7.50%	0.06%
Commercial real estate	9	4.86%	1.95%	10	5.00%	2.21%
Share loans	-	-	0.96%	-	-	1.02%
Total	$185	100.00%	100.00%	$200	100.00%	100.00%

_____________________

(1)	Includes multi-family residential loans, land loans and home equity lines of credit.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses and may have judgments that differ from our management, and as a result of such reviews, we may determine to adjust our allowance for credit losses. However, the OCC is not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance for credit losses is the responsibility of our management. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goal of our investment policy is to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, meeting liquidity needs, meeting pledging requirements, and managing asset/liability management and interest rate risk strategies. Subject to loan demand and our interest rate risk analysis, we may purchase investment securities portfolio when we have excess liquidity.

Our investment policy was adopted by the board of directors and is reviewed annually by the board of directors. All investment decisions are made by our President according to board-approved policies. Our current investment policy permits, with certain limitations, investments in federal funds, U.S. Treasury and federal agency securities, securities issued by the U.S. government-sponsored enterprises (including mortgage-backed securities), and interest-bearing time deposits at the Federal Home Loan Bank of Dallas, among other investments.

Other than stock in the Federal Home Loan Bank of Dallas, we did not hold any investment securities at December 31, 2024 or December 31, 2023. However, we may elect in the future to invest in other investments permitted by our investment policy. Following completion of the conversion, we expect a portion of the net proceeds of the offering to be invested in federal funds and other short-term investments.

At December 31, 2024, we own $351,300 of Federal Home Loan Bank of Dallas stock. As a member of Federal Home Loan Bank of Dallas, we are required to purchase stock in the Federal Home Loan Bank of Dallas, which is carried at cost and classified as a restricted investment.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending activities. We may also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area and from a passive listing service we use to obtain certificates of deposit from other financial institutions or credit unions. The certificates of deposit we obtain through the passive listing service are not deemed to be “brokered deposits” under the FDIC rules. While these certificates of deposit are not brokered deposits, they are more interest rate sensitive than our other deposits.

We offer a selection of deposit accounts, including savings accounts, checking accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and our favorable reputation in the community to attract and retain local deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, as well as the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2024		2023
	Amount	%	Amount	%
	(dollars in thousands)

Certificate accounts:
0.00% - 0.99%	$1,538	5.21%	$3,803	18.23%
1.00% - 1.99%	267	0.90%	249	1.20%
2.00% - 2.99%	6	0.02%	-	-%
3.00% - 3.99%	3,799	12.86%	3,306	15.85%
4.00% - 4.99%	746	2.53%	436	2.09%
5.00% - 5.99%	3,225	10.92%	1,736	8.32%
Total certificate accounts	9,581	32.44%	9,530	45.69%

Transaction accounts:
Savings	11,548	39.10%	2,798	13.42%
Checking	8,406	28.46%	8,528	40.89%
Money market	-	-%	-	-%
Total transaction accounts	19,954	67.56%	11,326	54.31%
Total deposits (a)	$29,535	100.00%	$20,856	100.00%

_________________________

(a)	Deposits obtained through the use of passive deposit listing services (which are not brokered deposits) amounted to $4.7 million at December 31, 2024 and $3.7 million at December 31, 2023.

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2024			2023
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(dollars in thousands)

Savings and NOW accounts	$10,753	$9	0.08%	$11,512	$11	0.10%
Money market	-	-	-%	-	-	-%
Certificates of deposit	9,861	355	3.60%	10,843	134	1.24%
Total interest-bearing deposits	20,614	364	1.77%	22,355	145	0.65%
Non-interest-bearing deposits	1,036	-	-	1,012	-	-%
Total deposits	$21,650	$364	1.68%	$23,367	$145	0.62%

The following tables present, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2024.

	Balance at December 31, 2024
	Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2025	2026	2027	Thereafter	Total
	(dollars in thousands)

0.00% - 0.99%	$1,101	$365	$59	$13	$1,538
1.00% - 1.99%	248	-	19	-	267
2.00% - 2.99%	6	-	-	-	6
3.00% - 3.99%	3,799	-	-	-	3,799
4.00% - 4.99%	746	-	-	-	746
5.00% - 5.99%	3,225	-	-	-	3,225
Total certificate accounts	$9,125	$365	$78	$13	$9,581

The following tables present, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2023.

	Balance at December 31, 2023
	Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2024	2025	2026	Thereafter	Total
	(dollars in thousands)

0.00% - 0.99%	$2,745	$949	$104	$5	$3,803
1.00% - 1.99%	1	248	-	-	249
2.00% - 2.99%	-	-	-	-	-
3.00% - 3.99%	3,306	-	-	-	3,306
4.00% - 4.99%	436	-	-	-	436
5.00% - 5.99%	498	1,238	-	-	1,736
Total certificate accounts	$6,986	$2,435	$104	$5	$9,530

The following tables show the maturities of our certificates of deposit of $100,000 or more at December 31, 2024 by time remaining to maturity.

	At December 31, 2024
	Amount	Weighted Average Rate
	(dollars in thousands)
Quarter Ending:
March 31, 2025	$3,013	4.74%
June 30, 2025	736	4.43%
September 30, 2025	3,526	4.13%
December 31, 2025	357	1.47%
After December 31, 2025	128	0.20%
Total certificates of deposit with balances of $100,000 or more	$7,760	4.21%

The following tables show the maturities of our certificates of deposit of $100,000 or more at December 31, 2023 by time remaining to maturity.

	At December 31, 2023
	Amount	Weighted Average Rate
	(dollars in thousands)
Quarter Ending:
March 31, 2024	$1,610	1.09%
June 30, 2024	721	2.68%
September 30, 2024	2,694	3.59%
December 31, 2024	502	3.31%
After December 31, 2024	2,097	3.54%
Total certificates of deposit with balances of $100,000 or more	$7,624	2.94%

The following table shows the maturities of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at December 31, 2024 by time remaining to maturity.

At December 31, 2024
	Amount	Weighted Average Rate
(dollars in thousands)
Quarter Ending:
March 31, 2025	$-	-%
June 30, 2025	-	-
September 30, 2025	1,671	3.94%
December 31, 2025	-	-
After December 31, 2025	-	-
Total certificates of deposit with balances of $250,000 or more	$1,671	3.94%

The following table shows the maturities of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at December 31, 2023 by time remaining to maturity.

At December 31, 2023
	Amount	Weighted Average Rate
(dollars in thousands)
Quarter Ending:
March 31, 2024	$-	-
June 30, 2024	-	-
September 30, 2024	1,593	3.94%
December 31, 2024	-	-
After December 31, 2024	-	-
Total certificates of deposit with balances of $250,000 or more	$1,593	3.94%

The amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit) was, $1.7 million and $1.6 million, respectively, at December 31, 2024 and 2023. We do not have policies or internal limits that restrict the amount of uninsured deposits, whether in total or by type of depositor.

Borrowings. We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. We have a line of credit with the FHLB through which advances are drawn, which are secured by a blanket-floating lien on first mortgage loans. At December 31, 2024, the total available line of credit was $12.4 million, with no outstanding advances. For further information, see note 4 of the notes to our audited financial statements for the years ended December 31, 2024 and 2023.

The following table shows certain information regarding our short-term borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2024	2023
	(dollars in thousands)
FHLB advances:
Average balance outstanding	$462	$269
Maximum amount outstanding at any month-end during the period	1,000	1,000
Balance outstanding at end of period	-	500
Average interest rate during the period	5.63%	5.58%
Weighted average interest rate at end of period	-%	5.71%

Subsidiary Activities

Upon completion of the conversion and stock offering on January 14, 2025, Mutual Savings and Loan Association became the sole and wholly-owned subsidiary of Magnolia Bancorp. Mutual Savings and Loan Association has no subsidiaries.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2024, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

Expense and Tax Allocation Agreements

Upon the completion of the conversion and stock offering on January 14, 2025, Mutual Savings and Loan Association and Magnolia Bancorp entered into an agreement for Mutual Savings and Loan Association to provide Magnolia Bancorp with certain administrative support services, including use of the premises, furniture, equipment and employees of Mutual Savings and Loan Association as needed in the conduct of Magnolia Bancorp’s business. Magnolia Bancorp will compensate Mutual Savings and Loan Association in an amount not less than the fair market value of the services provided. In addition, upon the consummation of the conversion and stock offering, Magnolia Bancorp and Mutual Savings and Loan Association entered into an agreement to establish a method for allocating and reimbursing the payment of their consolidated federal and state tax liabilities and any local tax liabilities.

Employees

At December 31, 2024, we had eight full-time employees and one part-time employee. Our employees are not represented by a collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION

General

Mutual Savings and Loan Association was a federal mutual savings association as of December 31, 2024. Upon completion of the conversion on January 14, 2025, Mutual Savings and Loan Association became a federally-chartered stock savings association and the wholly-owned subsidiary of Magnolia Bancorp, Inc., a Louisiana corporation. Mutual Savings and Loan Association is subject to examination and regulation by the OCC, and its deposits are insured by the FDIC up to applicable limits. This regulation and supervision establish a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Mutual Savings and Loan Association also is a member of and owns stock in the Federal Home Loan Bank of Dallas, one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of credit loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Mutual Savings and Loan Association or its holding company, Magnolia Bancorp, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to expand our branch network.

Upon completion of the conversion and stock offering, Magnolia Bancorp became a savings and loan holding company and became required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. It is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Magnolia Bancorp and Mutual Savings and Loan Association.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Mutual Savings and Loan Association and Magnolia Bancorp. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be a complete description of such statutes and regulations and their effects on Mutual Savings and Loan Association and Magnolia Bancorp.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Mutual Savings and Loan Association may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Mutual Savings and Loan Association may also establish subsidiaries that may engage in certain activities not otherwise permissible for Mutual Savings and Loan Association to engage in directly, including real estate investments and securities and insurance brokerage business. Mutual Savings and Loan Association does not have any subsidiaries and does not have any current plans to establish a subsidiary.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (Loss), referred to as “AOCI” throughout this prospectus, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Mutual Savings and Loan Association does not have any available for-sale securities and does not have any AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The federal banking agencies have developed a “Community Bank Leverage Ratio (CBLR)” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio is deemed compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the CBLR requirement. The federal banking agencies must set the minimum CBLR ratio at not less than 8% and not more than 10%, and since January 1, 2022, it is set at 9%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2024, Mutual Savings and Loan Association complied with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Mutual Savings and Loan Association must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Mutual Savings and Loan Association also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2024, Mutual Savings and Loan Association complied with the qualified thrift lender test, with a percentage of qualified thrift investments to total assets of approximately 76.0%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to its capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus its retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●

the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease-and-desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate- income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.

On October 24, 2023, the OCC and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Under the final rule, banks with assets of less than $600 million as of December 31 in both of the prior two calendar years will be a “small bank.” The agencies will evaluate small banks under the current CRA evaluation framework but will provide the option of evaluation under the Retail Lending Test, referred to in the final rule. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Mutual Savings and Loan Association received a “satisfactory” rating in its most recent federal examination.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Mutual Savings and Loan Association. Magnolia Bancorp will be an affiliate of Mutual Savings and Loan Association because it will control Mutual Savings and Loan Association. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Mutual Savings and Loan Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●

not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Mutual Savings and Loan Association’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Mutual Savings and Loan Association’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If the OCC does not take such action, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease-and-desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well-capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well-capitalized to comply with supervisory actions as if it were in the next lower category.

The OCC may order savings associations that have insufficient capital to take corrective actions. For example, a savings association that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings association is required to guarantee that the savings association complies with the restoration plan. A “significantly undercapitalized” savings association may be subject to additional restrictions. Savings associations deemed by the OCC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

At December 31, 2024, Mutual Savings and Loan Association met the criteria for being considered “well capitalized.” For further information, see Note 10 of the notes to our audited financial statements for the years ended December 31, 2024 and 2023.

Insurance of Deposit Accounts. Mutual Savings and Loan Association is a member of the Deposit Insurance Fund, which is administered by the FDIC. Its deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. The assessment range (inclusive of possible adjustments) for institutions of Mutual Savings and Loan Association’s size is currently 2.5 basis points to 32 basis points.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Mutual Savings and Loan Association. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for Mutual Savings and Loan Association.

Privacy Regulations. Federal regulations generally require that Mutual Savings and Loan Association disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Mutual Savings and Loan Association is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Mutual Savings and Loan Association has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Cyber Security Regulations. The federal banking agencies recently adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Bank Secrecy/Anti-Money Laundering Laws. Mutual Savings and Loan Association is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require Mutual Savings and Loan Association to implement policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Office of Foreign Assets Control. The U.S. Treasury Department’s Office of Foreign Assets Control, referred to as “OFAC” is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by Mutual Savings and Loan Association in the conduct of its business in order to assure compliance. Mutual Savings and Loan Association is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for Mutual Savings and Loan Association.

Other Regulations

Interest and other charges collected or contracted for by Mutual Savings and Loan Association are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Mutual Savings and Loan Association also are subject to, among other laws, the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Mutual Savings and Loan Association is a member of the Federal Home Loan Bank of Dallas, one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Dallas provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Dallas are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Dallas. Mutual Savings and Loan Association complied with this requirement at December 31, 2024. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Mutual Savings and Loan Association reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. At December 31, 2024, no impairment was recognized.

Holding Company Regulation

Upon completion of the conversion and stock offering, Magnolia Bancorp became a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Magnolia Bancorp and any future non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Mutual Savings and Loan Association.

As a savings and loan holding company, Magnolia Bancorp’s activities will be limited to those activities permissible by law for financial holding companies (if Magnolia Bancorp makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. Magnolia Bancorp does not intend to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in May 2018 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend its applicability to bank and savings and loan holding companies of up to $3.0 billion in assets. Regulations implementing this amendment were effective in August 2018. Consequently, savings and loan holding companies of under $3.0 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued supervisory guidance regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. This guidance provides for regulatory consultation and non-objection under specified circumstances prior to redeeming or repurchasing regulatory capital instruments, including common stock, regardless of the previously referenced notification requirement. In general, the guidance also provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

For Magnolia Bancorp to be regulated by the Federal Reserve Board as a savings and loan holding company rather than as a bank holding company, Mutual Savings and Loan Association must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2024, Mutual Savings and Loan Association maintained approximately 76.0% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

Federal Securities Laws

Magnolia Bancorp’s common stock is registered with the Securities and Exchange Commission, and Magnolia Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

The registration under the Securities Act of 1933, as amended, of shares of common stock issued in Magnolia Bancorp’s stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Magnolia Bancorp may be resold without registration. Shares purchased by an affiliate of Magnolia Bancorp is subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Magnolia Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Magnolia Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Magnolia Bancorp, or the average weekly reported volume of trading in the shares during the preceding four calendar weeks. In the future, Magnolia Bancorp may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Change in Control Regulations

Under the Change in Bank Control Act, a federal statute, no person acting directly or indirectly, or through or in concert with one or more persons, may acquire control of a savings and loan holding company such as Magnolia Bancorp unless the Federal Reserve Board has been given at least 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of 10% or more of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as will be the case with Magnolia Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. The federal banking regulations presume that a person is acting in concert with any member of the person’s immediate family, regardless of whether the family member lives with the person. The regulations define immediate family to include a person's father, mother, stepfather, stepmother, brother, sister, stepbrother, stepsister, son, daughter, stepson, stepdaughter, grandparent, grandson, granddaughter, father-in-law, mother-in-law, brother-in-law, sister-in-law, son-in-law, daughter-in-law, the spouse of any of the foregoing, and the person's spouse.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

TAXATION

Federal Taxation

General. Magnolia Bancorp and Mutual Savings and Loan Association are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Magnolia Bancorp and Mutual Savings and Loan Association.

Method of Accounting. For federal income tax purposes, Mutual Savings and Loan Association currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At December 31, 2024, Mutual Savings and Loan Association had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At December 31, 2024, Mutual Savings and Loan Association had net operating loss carryforwards of $115,000.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2024, Mutual Savings and Loan Association had no capital loss carryovers.

Corporate Dividends. Magnolia Bancorp may generally exclude from our income 100% of dividends received from Mutual Savings and Loan Association as a member of the same affiliated group of corporations.

Audit of Tax Returns. Mutual Savings and Loan Association’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Louisiana. Magnolia Bancorp is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. Magnolia Bancorp will file its Louisiana corporation income tax return on a consolidated basis with Mutual Savings and Loan Association.

Because Mutual Savings and Loan Association is subject to the Louisiana bank shares tax, its income is exempt from the Louisiana corporation income tax and any future dividends paid by Mutual Savings and Loan Association to Magnolia Bancorp will not be included in the Louisiana taxable income of Magnolia Bancorp.

Following the conversion and stock offering, the Louisiana bank shares tax will be imposed on the assessed value of Mutual Savings and Loan Association’s retained earnings and capital stock accounts. The formula for deriving the assessed value is to calculate 15% of the sum of:

(i)	20% of Mutual Savings and Loan Association’s capitalized earnings, plus

(ii)	80% of Mutual Savings and Loan Association’s taxable shareholders’ equity, minus

(iii)	50% of Mutual Savings and Loan Association’s real and personal property assessment.

Various items may also be subtracted in calculating Mutual Savings and Loan Association’s capitalized earnings. Following the conversion and stock offering, we expect that our Louisiana bank shares tax liability will significantly increase on an annual basis.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully consider the following risk factors, in addition to all other information in this prospectus, in evaluating an investment in the shares of common stock.

Risks Related to Our Profitability

We had a net loss for 2024 and 2022

We had a net loss of $6,000 for the year ended December 31, 2022 and a net loss of $100,000 for the year ended December 31, 2024. Our net loss in 2024 represented a $186,000 decline when compared to our net income of $86,000 for 2023, primarily due to a substantial decline of $255,000 or 19.0% in net interest income in 2024 compared to 2023. Our total interest expense increased by $230,000 or 143.8% in 2024 due to higher rates paid on our deposits and borrowings, while our total interest income decreased by $25,000 or 1.7% in 2024 from 2023.

We might not return to sustained profitability in the near future.

Because of declines in our net interest income and reduced demand for our fixed-rate loans, we currently expect to incur a net loss for at least the first half of 2025. We cannot provide any assurance as to how soon we will be able to return to sustained profitability.

We believe we will need to hire additional loan officers and grow our loan portfolio before we can return to sustained profitability, which will take time and increase our non-interest expense in the short term.

Our total loan originations decreased by $1.3 million or 44.8% in 2024 from 2023, as the demand for our fixed-rate loans declined as market interest rates increased. In addition, our previous chief loan officer resigned in May 2023. There can be no assurance that we will be able to hire additional qualified loan officers in the near future. In addition, the hiring of additional loan officers will increase our non-interest expense, and the increased expense may not be fully offset by increased interest income on new loans until the new loan officers produce sufficient loan originations.

Our loan portfolio has declined in recent years, and there can be no assurance that we will achieve our plans to grow in size, which would adversely affect our ability to return to profitability.

Our net loans receivable have decreased in recent periods to $30.6 million at December 31, 2024 compared to $32.0 million at December 31, 2023 and $33.5 million at December 31, 2022. We believe we need to reverse this trend of negative growth in order to return to sustained profitability, but there can be no assurance that we will be able to achieve our plans to grow in size. Continued decreases in our loan portfolio will reduce the interest income on our loan portfolio, which will make it more difficult to have net interest income which exceeds our total non-interest expense. During 2024, our net interest income of $1.1 million was less than our total non-interest expense of $1.2 million, which resulted in a pre-tax loss and a net loss for the period.

The cost of additional finance and accounting systems, procedures, compliance and controls needed to satisfy our new public company reporting requirements will increase our expenses.

Upon completion of the conversion, we will become a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team, which could divert our management’s attention from our operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. The Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

We expect we will need to hire additional accounting personnel following completion of the conversion, which will increase our expenses.

We believe we will need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to continue to rely on outside consultants to provide these services until qualified personnel are hired. In connection with the preparation of this prospectus, we engaged an outside accountant to assist in the preparation of our financial statements and the tables included in this prospectus. The fees paid to such outside consultant during the year ended December 31, 2024 totaled $154,000, with the fees treated as a deferred conversion expense. The accounting costs incurred following completion of the conversion will be accounted for as a current expense, which will increase our operating expenses.

Because our Chief Financial Officer has announced her planned departure, our ability to provide financial reports in a timely manner will depend upon how well her replacement performs.

In September 2024, Ms. Anita Cambre, our Vice President, Chief Financial Officer and Secretary, announced that she had accepted another full-time but less time-intensive job that will enable her to spend more time with her family. Ms. Cambre has agreed to stay in her current positions on a part-time basis at least through completion of the conversion. Following Ms. Cambre’s announcement, we hired a new person with an accounting background, and Ms. Cambre is assisting in the training and transition of such person prior to her departure. Following Ms. Cambre’s departure subsequent to completion of the conversion, our ability to provide financial reports in a timely manner will depend upon how well Ms. Cambre’s replacement performs and whether we are able to hire additional accounting personnel.

Our stock-based benefit plans will increase our expenses and reduce our income.

We intend to adopt one or more new stock-based benefit plans later this year, subject to shareholder approval, which will increase our annual compensation and benefit expenses related to the stock options and stock awards granted to participants under the new stock-based benefit plans. The actual amount of these new stock-related compensation and benefit expenses will depend on the number of options and stock awards granted under the plans, the fair market value of our stock or options on the date of grant, the vesting period, and other factors which we cannot predict at this time. If we adopt stock-based benefit plans within 12 months following the conversion, the shares of common stock reserved for issuance pursuant to awards of restricted stock and grants of options under such plans would be limited to 4% and 10%, respectively, of the number of shares of common stock sold in the stock offering. If we adopt stock-based benefit plans more than 12 months after the completion of the conversion, we may adopt plans that allow for greater amounts of awards and options and, therefore, we could award restricted shares of common stock or grant options in excess of these amounts, which would further increase costs.

In addition, we will recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts, and we will recognize expense for restricted stock awards and stock options over the vesting period of awards made to recipients. The expense in the first year following the conversion for our employee stock ownership plan and for our new stock-based benefit plans, assuming such plans had been implemented at the beginning of the year, is estimated to be approximately $133,000 ($105,000 after-tax based on an effective tax rate of 21% and assuming that 20% of stock options are non-qualified stock options which are tax deductible), assuming the $10.00 per share purchase price as fair market value. Actual expenses, however, may be higher or lower, depending on the price of our common stock.

Risks Related to Our Lending Activities

Our concentration of residential mortgage loans exposes us to increased lending risks.

As of December 31, 2024, one- to four-family residential mortgage loans totaled $28.3 million or 92.3% of our total loan portfolio. We intend to continue to make one- to four-family residential mortgage loans. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our residential construction loans involve credit risks that could adversely affect our financial condition and results of operations.

We originate residential construction loans, which accounted for 24.7% of total loan originations in 2024 compared to 62.2% of total loan originations in 2023 and 38.9% of total loan originations in 2022. When we originate residential construction loans, we typically provide scheduled disbursements as different construction phases are completed, with the construction loan to convert to a single-family residential loan upon completion of the construction. At December 31, 2024, no residential construction loans were outstanding, as construction was completed and the loans had converted to a single-family residential loan. We expect the origination of residential construction loans will continue to account for a significant portion of our total loan originations.

Construction lending involves additional risks when compared with permanent finance lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. Residential construction loans can experience delays in construction and cost overruns that can exceed the borrower’s financial ability to complete the construction project, which could result in unmarketable collateral. If the appraised value of a completed project proves to be overstated, the loan may be inadequately secured and we may incur a loss. As our residential construction loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase. At December 31,2024, we had a $160,000 unused construction loan commitment.

Our home equity lines of credit involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2024, home equity lines of credit totaled $711,000 or 2.3% of our total loan portfolio. In addition, we had $1.1 million of unused lines of credit at December 31, 2024 that borrowers could elect to utilize. Home equity loans and home equity lines of credit are secured by first or junior liens on residential real estate, making such loans susceptible to deterioration in residential real estate values. Home equity loans and lines of credit that are secured by junior mortgages have greater risk than one- to four-family residential real estate loans secured by first mortgages. Additional risks include lien perfection deficiencies and the inherent risk that the borrower may draw on the lines in excess of their collateral value, particularly in a deteriorating real estate market.

Our intent to increase our commercial real estate loan portfolio involves credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2024, commercial real estate loans totaled $597,000 or 2.0% of our total loan portfolio. All of our commercial real estate loans as of December 31, 2024 were originated prior to 2019. We intend to modestly increase our commercial real estate loan portfolio, which may necessitate the hiring of additional loan officers who are experienced in this area. Because we have not originated these types of loans in recent years, there are risks associated with hiring additional loan officers for this type of lending.

Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial real estate loans are of higher risk and typically are made based on the borrower’s ability to make repayment from the cash flows of the borrower’s business, and any collateral securing these loans may be difficult to appraise, may fluctuate in value, and may depreciate over time. As a result, the availability of funds for the repayment of commercial real estate loans may depend substantially on the success of the business itself.

We will experience significant competition with respect to new commercial real estate loans, as larger institutions have greater financial capability to make these loans, more experienced lenders, existing relationships with borrowers and higher visibility in this area. We expect our commercial real estate loans will primarily be to small businesses located in our market area. In addition, we expect our commercial real estate loan portfolio to increase only modestly and to account for less than 5% of our total loan portfolio for the foreseeable future.

Our intent to increase our multi-family residential loans involves credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2024, multi-family residential loans totaled $288,000 or 0.9% of our total loan portfolio. All of our multi-family residential loans as of December 31, 2024 were originated prior to 2019. We intend to modestly increase our multi-family residential loan portfolio, which may necessitate the hiring of additional loan officers who are experienced in this area. Because we have not originated these types of loans in recent years, there are risks associated with hiring additional loan officers for this type of lending.

Unlike one- to four family residential loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, multi-family residential loans are of higher risk and typically are made based on the borrower’s ability to make repayment from the cash flows of the borrower’s business, and any collateral securing these loans may be difficult to appraise, may fluctuate in value, and may depreciate over time. As a result, the availability of funds for the repayment of multi-family residential loans may depend substantially on the success of the business itself.

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

We maintain an allowance for credit losses, which is established through a provision for credit losses that represents management’s best estimate of the current expected losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and estimate lifetime credit losses in loans as of the balance sheet date using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on modestly increasing our portfolio of commercial real estate and multi-family residential loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses in the future. Material additions to our allowance for credit losses would materially decrease our net income.

Effective January 1, 2023, the Current Expected Credit Loss, referred to as “CECL” throughout this prospectus, accounting standard became effective for Mutual Savings and other financial institutions. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. CECL required us to change the prior method of providing allowances for credit losses that are incurred or probable, which required us to increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. Using loan data as of December 31, 2022, no transition adjustment was recorded related to loans or unfunded commitments upon adoption due to immateriality.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may decide to increase our provision for credit losses or recognize additional loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

The high cost of property and flood insurance in our market area has had an adverse effect on mortgage loan demand in our market area.

A monthly mortgage loan payment typically includes principal repayment, interest payment, insurance payments and tax payments. In addition to general inflationary pressure on insurance premiums, recent hurricanes and other adverse weather conditions have significantly increased premiums on property and flood insurance and have also caused some insurers to exit the market and cease insuring properties in our market area. In addition, some insurers now require higher deductibles for damage caused by wind, hurricanes or floods, including deductibles of 5% of the value of the property. Some insurers have also perceived our market area to be a highly litigious environment between insurers and policyholders, which has also contributed to higher insurance premiums or exit from the market. The increased insurance premiums add to the debt burden of mortgage loan borrowers which has had an adverse effect on mortgage loan demand.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans and, in doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Risks Related to Market Interest Rates

Prevailing high market interest rates have reduced our profits and asset values.

Net income is the amount by which net interest income and non-interest income exceed the sum of non-interest expense, income tax expense and the provision for credit losses. Net interest income makes up a substantial majority of our income and is based on the difference between:

●	the interest income we earn on interest-earning assets, such as loans, cash equivalents and interest-bearing deposits in other banks; and

●	the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

Like many savings institutions, our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets, a substantial portion of which are fixed-rate loans. In addition, the rates we pay on our certificates of deposit and FHLB advances are generally fixed for only a relatively short contractual period of time. This imbalance can create significant earnings volatility because market interest rates change over time. Generally, in a period of rising interest rates, the interest income we earn on our interest-earning assets may not increase as rapidly as the interest we pay on deposits and other interest-bearing liabilities. Conversely, in a period of declining interest rates, the interest income we earn on our interest-earning assets may decrease more rapidly than the interest we pay on our interest-bearing liabilities, as borrowers prepay or refinance mortgage loans, requiring us to reinvest those cash flows at lower, prevailing interest rates.

The high interest rate environment during 2023 and 2024, coupled with the prevailing inverted interest rate yield curve during this period, had an adverse effect on our net interest margin and net interest spread and, therefore, earnings. An inverted interest rate yield curve is where short-term interest rates (which are typically the interest rates at which we and other financial institutions borrow funds and incur interest expense) are higher than long-term interest rates (which are typically the rates at which we and other financial institutions lend funds and earn interest income). As a result of the prevailing high interest rate environment, we have experienced a decline in lower-cost savings accounts and NOW accounts. While our average outstanding certificates of deposit have also generally declined in recent periods, the average rate paid on our certificates of deposit has increased, resulting in decreases in our net interest income. In 2024, our total interest expense increased by $230,000 or 143.8% from 2023 due to higher rates paid on our deposits and borrowings, while our total interest income decreased by $25,000 or 1.7% in 2024 from 2023. In the year ended December 31, 2023, our total interest expense increased by 196.3% from 2022, while our total interest income increased by only 4.6% in 2023 from 2022. Our average interest rate spread declined to 2.43% for 2024 compared to 3.41% for 2023.

Changes in the level of interest rates may also negatively affect the value of our assets. While we do not have any available-for-sale investment securities that need to be marked to market and generally do not sell loans that we originate, the value of our fixed-rate loan portfolio declines when interest rates increase.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity, or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2024, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience a $2.2 million decrease in EVE. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” in Exhibit 13 to this Form 10-K.

The Federal Reserve Board began increasing its federal funds rate in March 2022 to combat inflation, with 11 increases aggregating 5.25% occurring between March 2022 and July 2023. These increases resulted in substantial increases in market interest rates, including the rates we pay on our certificates of deposit. As interest rates rose during this period, our cost of funds increased and the demand for our fixed-rate loans decreased, resulting in declines in our net interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” in Exhibit 13 to this Form 10-K.

Risks Related to Economic Conditions

We may be adversely affected by weakness in the U.S. housing market.

During 2023 and continuing into 2024, the U.S. housing market continued to be impacted by higher mortgage interest rates, including 30-year fixed-rate mortgage rates that more than doubled from 2021. This has negatively impacted the demand for many of our products. The rising interest rate environment has negatively impacted and, until the interest rate environment improves, is expected to continue to negatively impact multiple aspects of our business, as increases in mortgage rates (as well as prolonged periods of high mortgage rates) generally have an adverse impact on home sale transaction volume, housing affordability, and refinancing volumes. We believe the high mortgage rate environment is a key contributor to declines in residential real estate home sale transaction volume, as potential home sellers choose to stay with their lower rate mortgage loan rather than sell their home and obtain a higher rate mortgage loan to fund the purchase of another home and potential home buyers choose to rent rather than purchase a home. If existing home sale transactions continue to be at depressed levels or decline further (due to the high mortgage rate environment or otherwise), we would also expect to continue to experience decreased refinancing activity.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation rose sharply at the end of 2021 and remained at an elevated level throughout 2022 and 2023 and was still above the Federal Reserve Board’s target rate of 2% throughout 2024. During 2022 and 2023, the Federal Reserve Board raised certain benchmark interest rates to combat inflation. As interest rates increase, the value of our fixed-rate mortgage loans, particularly those with longer maturities, decreases, as does the demand for new fixed-rate mortgage loans. Inflation also increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. In addition, our loan customers are affected by inflation through the rising costs of goods and services used in their households and businesses, which could have an adverse effect on their ability to make timely payments on their loans.

Furthermore, inflation and higher interest rates have had a negative effect on the demand for mortgage loans, including construction loans, in our market area. Inflation has led to a rising market interest rate environment and higher loan interest rates, making mortgage loan debt more expensive and thereby depressing loan demand. The current market interest rate environment has also depressed the market for existing home sales because homeowners are reluctant to forego their lower interest rate mortgage loans upon a sale and having to obtain a higher rate mortgage loan to finance a new home purchase. Inflation has also increased building construction costs, which has had a negative effect on demand for construction loans.

We have a high concentration of loans secured by real estate in our market area. Adverse economic conditions, both generally and in our market area, could adversely affect our financial condition and results of operations.

As of December 31, 2024, one- to four-family residential mortgage loans totaled $28.3 million, or 92.3% of our total loan portfolio. We have relatively few one- to four-family residential mortgage loans secured by real estate outside of our market area.

Consequently, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have an adverse effect on the ability of our borrowers to make timely payments of their loans. A return of recessionary conditions and/or negative developments in the economy may significantly affect the markets in which we do business, the value of our loans, the collateral securing our loans, and our ongoing operations, costs and profitability. Any of these negative events may result in higher than expected loan delinquencies, increase our levels of nonperforming and classified assets, and reduce demand for our products and services, all of which may cause us to continue to incur losses and adversely affect our capital, liquidity and financial condition.

Hurricanes and other adverse weather events could have a material adverse effect on our business and results of operations and have significantly increased property insurance premiums in recent periods.

New Orleans and the surrounding area are highly susceptible to hurricanes and tropical storms, among other adverse weather events. Hurricanes and tropical storms often result in severe wind and flood damage, which may disrupt our operations, damage our office locations and the properties securing our loans, and adversely affect the local economy. The occurrence of adverse weather events could result in fewer loan originations and higher loan delinquencies, foreclosures and/or credit losses, among other adverse effects on our business operations.

In August 2021, Hurricane Ida blew the roof off our main office building, which disrupted our operations. While most of the damage was covered by insurance, the most recent renewal of our property insurance policy no longer covers wind damage due to the high cost of such coverage. As a result, damage caused by future hurricanes could materially adversely affect our results of operations. In September 2024, Hurricane Francine hit the New Orleans area but did not cause major damage in our market area.

St. Tammany Parish is subject to repeated flooding that could adversely affect the homes that secure our loans in St. Tammany Parish.

Our branch office is located in Mandeville, Louisiana, which is on the north shore of Lake Pontchartrain in St. Tammany Parish. Lake Pontchartrain is directly connected to the Gulf of Mexico, and the lake has reportedly experienced six inches of sea level rise since 2010. The U.S. Army Corps of Engineers report stated that St. Tammany Parish has experienced repeated flood events that have caused major disruptions, damages and adverse economic impacts. The report was signed on May 28, 2024 for transmission to the U.S. Congress. The plan includes spending $5.9 billion to build an 18.5-mile-long levee system and to raise and floodproof more than 6,400 structures in St. Tammany Parish. Federal legislation enacted in January 2025 authorized funding for this project. However, it is expected that the plan will take years to implement. Future hurricanes or flooding in St. Tammany Parish could adversely affect the homes that secure our mortgage loans on properties in the parish, as well as the ability of borrowers to repay their loans on such properties, and our Mandeville branch office.

A worsening of economic conditions could reduce demand for our products and services and/or increase our level of non-performing loans, which could adversely affect our financial condition and results of operations.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. We believe the current general economic conditions in our primary market area are healthy and stable. Over the last year our primary market area has not experienced any material decline in real estate values or a material increase in the number of foreclosures. In addition to local economic conditions, which could have a significant impact on the ability of our borrowers to repay their loans and on the value of the collateral securing their loans, deterioration in general economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decline;

●	loan delinquencies, problem assets and foreclosures may increase;

●	collateral for loans, especially real estate, may decline in value, reducing customers’ future borrowing power and the value of assets and collateral associated with existing loans; and

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, tariffs and international trade disputes, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Risks Related to Competitive Matters

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and unregulated or less regulated non-banking entities. As of December 31, 2024 (the latest date for which information is available), our market share remains negligible for total bank and thrift deposits in Jefferson and St. Tammany Parishes in Louisiana. Many of our competitors are substantially larger than us and have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide, such as trust services, private banking, insurance services and asset management. In addition, some of our competitors offer loans with lower interest rates and/or more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete for business and qualified employees in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. See “Business of Mutual Savings and Loan Association – Competition.”

Our small size makes it more difficult for us to compete.

Our small asset size relative to other financial institutions operating in our market area makes it more difficult to compete with those financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and borrowings, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it difficult to generate meaningful non-interest income. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

We currently do not offer mobile banking, online banking or telephone banking.

Our ability to compete with larger institutions and to attract new customers may be adversely affected since we do not currently offer mobile banking, online banking or telephone banking. Following completion of the conversion, we will weigh the advantages of offering such banking with the expected costs and risks of doing so. While we may elect to use a portion of the net proceeds to cover the costs of implementing mobile banking, online banking and/or telephone banking, we have not yet quantified the costs of doing so, and there is no assurance that we will implement such banking options.

Risks Related to Operational Matters

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we primarily use certificates of deposit as a funding source in addition to core deposit growth, repayments and maturities of loans, and interest-bearing deposits in other banks. We use a passive deposit listing service to obtain certificates of deposit, and these certificates of deposit were $4.7 million or 16.0% of total deposits at December 31, 2024, compared to $3.7 million or 17.9% of total deposits at December 31, 2023 and $7.6 million or 30.5% of total deposit at December 31, 2022. The certificates of deposit obtained through this listing service are not brokered deposits under FDIC rules, but these deposits are more interest rate sensitive than our other deposits as competitive rates from other financial institutions are also posted on this listing service. If we manage to grow in the future, we are likely to depend more on advances from the Federal Home Loan Bank of Dallas. In addition to our ability to obtain advances from the Federal Home Loan Bank of Dallas, an additional funding source includes borrowing capacity through the Federal Reserve Bank of Atlanta, as well as federal funds. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected.

Our largest depositor held 14% of our total deposits at December 31, 2024, and a loss or material reduction in this deposit relationship could adversely affect our liquidity and results of operations.

At December 31, 2024, our largest depositor held 14% of our total deposits in multiple accounts, compared to 23% of total deposits at December 31, 2023 and 18% of total deposits at December 31, 2022. The decrease in the percentage of total deposits held by this depositor as of the end of 2024 is primarily due to subscriptions for $8.9 million of Magnolia Bancorp’s common stock held in a deposit account at Mutual Savings at December 31, 2024. This depositor is a long-term customer of Mutual Savings who has close ties to Mutual Savings and Loan Association and who is a related party as defined in applicable regulations. These deposits were made in the ordinary course of business and reflect substantially the same terms as those prevailing at the time for comparable deposits with persons unrelated to us. We do not expect this depositor to materially reduce the amount of deposits held at Mutual Savings and Loan Association. However, any loss or material reduction in this deposit relationship for any reason could adversely affect our liquidity and results of operations, especially since a significant portion of such deposits are held in low-cost checking accounts.

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, deposits and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

If there is a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

In addition, we outsource a majority of our data processing requirements to third-party providers. Accordingly, our operations are exposed to risk that these vendors will not perform according to our contractual agreements with them, or we could also be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the third party services and programs provided to us have not experienced any material security breaches. However, the occurrence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

Our Board of Directors relies to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Management provides information to the board of directors at least annually on the overall status of Mutual Savings and Loan Association’s information security program. Mutual Savings and Loan Association also engages outside consultants to support its cybersecurity efforts. Aside from the President and Chief Executive Officer and our Chief Financial Officer, both of whom are directors of Mutual Savings and Loan Association, the other directors of Mutual Savings and Loan Association do not have significant experience in cybersecurity risk management in other business entities comparable to Mutual Savings and Loan Association.

We depend on our management team to implement our business strategy and execute successful operations, and we could be harmed by the loss of their services.

We currently depend on the services of our two executive officers in connection with our day-to-day operations. Michael L. Hurley, our Chairman of the Board, President and Chief Executive Officer, has been with Mutual Savings and Loan Association for 40 years and possesses substantial expertise, extensive knowledge of our markets and key business relationships. In addition, Anita C. Cambre, our Vice President and Chief Financial Officer, possesses knowledge of our financial statements and audit functions. In September 2024, Ms. Cambre announced that she had accepted another full-time but less time-intensive job that will enable her to spend more time with her family. Ms. Cambre has agreed to stay in her current positions on a part-time basis at least through completion of the conversion and to train a new accounting person we hired in September 2024. The loss of Mr. Hurley, or our inability to successfully train Ms. Cambre’s replacement prior to her departure or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. We do not maintain “key-person” life insurance on any member of our senior management team.

Because of our small number of employees, management succession planning is critical to our future success.

At December 31, 2024, we had a total of nine employees, consisting of our two executive officers, an administrative assistant. a compliance officer, an accountant. a loan processor, an escrow administrator and two tellers. Our Chairman of the Board, President and Chief Executive Officer, who as noted above has been with us for 40 years, is 76 years old as of December 31, 2024. The board of directors has adopted a succession policy which provides that if the President and Chief Executive Officer is unable to perform his duties for any reason, then our Vice President and Chief Financial Officer will assume those responsibilities on an interim basis while a search for a permanent replacement is conducted from both within and outside the organization. While our President and Chief Executive Officer has not announced any decision to retire in the near future, the board of directors has requested that it be given at least 90 to 180 days’ advance notice of any planned retirement, and the President and Chief Executive Officer has agreed to do so.

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key factor in implementing our business strategy is our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our business and operating results.

We are subject to litigation risk, and any future litigation may have an adverse effect on our business, financial condition and results of operations.

Although we are not a party to any material pending or potential legal proceedings, future legal proceedings can pose significant financial and other risks to our organization. Prosecuting or defending against a lawsuit or other legal proceeding is often costly. Legal issues, such as lawsuits, unenforceable contracts and adverse judgments, can potentially disrupt our operations, potentially materially reduce our earnings, capital and liquidity, and otherwise materially and adversely affect our business, financial condition and results of operations. See “Business of Mutual Savings and Loan Association – Legal Proceedings.”

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

Mutual Savings and Loan Association is subject to extensive regulation, supervision and examination by the OCC. Magnolia Bancorp is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and is intended primarily for the protection of the federal deposit insurance fund and Mutual Savings and Loan Association’s depositors rather than the protection of Magnolia Bancorp’s shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing any acquisitions or establishing or acquiring new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand. We have not been subject to fines or other penalties, or have suffered business or reputational harm, as a result of money laundering activities in the past.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

Magnolia Bancorp qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, referred to herein as the JOBS Act. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various public company reporting requirements that are not available to public companies that do not qualify as emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. As an emerging growth company, Magnolia Bancorp also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. In addition, as an emerging growth company, we have elected to take advantage of the extended transition periods for adopting new or revised financial accounting standards until the date they are required to be adopted by private companies (however, if any new or revised financial accounting standards would not apply to private companies, we would not be able to delay their adoption). Accordingly, our financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We are also a smaller reporting company, and even if we no longer qualify as an emerging growth company, any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

In addition to qualifying as an emerging growth company, Magnolia Bancorp qualifies as a “smaller reporting company” under the federal securities laws. For as long as it continues to be a smaller reporting company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not available to companies that are not smaller reporting companies, including, but not limited to, reduced financial disclosure obligations and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Risks Related to Accounting Matters

We have identified material weaknesses in our internal control over financial reporting with respect to various matters, including our allowance for credit losses. If we are unable to remediate them, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

We have identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2024 and 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business. We concluded that our procedures were not effective as of December 31, 2024 and 2023, and that we had, as of such dates, identified the following material weaknesses in our internal control over financial reporting:

●

Mutual Savings and Loan Association did not maintain an effective control environment as there was an insufficient complement of personnel to provide for adequate segregation of duties within the finance and accounting function to maintain effective controls over the financial close and reporting process.

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

●

We did not design and maintain effective controls regarding significant accounts, transaction cycles and disclosures to ensure policies and procedures designed to mitigate the risks to the achievement of objectives are carried out; and

●

We did not design and maintain effective information technology general controls which could result in misstatements potentially impacting all financial statement accounts and disclosures. Specifically, user access controls were not appropriately designed and maintained to adequately restrict user and privileged access to financial applications and data to the appropriate personnel, segregation of duties over preparation and review of journal entries, and access to critical spreadsheets and similar end-user data files is not restricted and is accessible by all personnel of Mutual Savings and Loan Association.

These material weaknesses could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.

For additional information, including the remedial actions we have taken to address these material weaknesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting” in Exhibit 13 to this Form 10-K.

Our small number of employees makes it difficult to fully segregate duties within the finance and accounting functions to maintain effective internal controls.

Several of our employees have multiple duties and responsibilities that extend beyond their designated titles. As discussed above, this resulted in material weaknesses in our internal control over financial reporting. When our prior chief financial officer resigned in May 2023, we promoted Ms. Cambre as our current Chief Financial Officer and we also hired a new Director of Compliance and Internal Audit in May 2023. As previously noted, Ms. Cambre announced in September 2024 that she had accepted another full-time job but will continue to stay in her current positions on a part-time basis at least through completion of the conversion. We hired an accounting person in September 2024, and Ms. Cambre is assisting in the training and transition of such person prior to her departure. We believe we will need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge following completion of the conversion, which will increase our operating expenses.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing our financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The evaluation of our allowance for credit losses requires significant estimates and assumptions by management.

Changes in accounting standards could affect reported earnings.

The regulatory bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and others, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Risks Related to Our Common Stock

Because we have a high capital level after the completion of the conversion, we expect our return on equity to be low following the conversion, which could negatively affect the trading price of our shares of common stock.

Net income divided by average shareholders’ equity, known as “return on equity,” is a ratio many investors use to compare the relative performance of financial institutions. Our return on average equity was (0.72)% for the 2024, 0.61% for the year ended December 31, 2023 and (0.04)% for the year ended December 31, 2022. Our average equity to average assets was 38% for 2024, 37% for the year ended December 31, 2023 and 32% for the year ended December 31, 2022. Our total equity capital was $13.9 million at December 31, 2024. Our pro forma consolidated shareholders’ equity at December 31, 2024 was $19.8 million. We expect our return on equity to be lower than our peers unless and until we are able to leverage our capital, including the additional capital from the stock offering, and return to profitability. Our return on equity also will be negatively affected by added expenses associated with our employee stock ownership plan and the stock-based benefit plans we intend to adopt after the completion of the conversion. Our lower return on equity may reduce the trading price of our shares of common stock.

A significant percentage of our common stock is held by our directors and executive officers and benefit plans.

Our directors and executive officers, together with their associates, beneficially own 6.8% of the shares of common stock of Magnolia Bancorp. In addition, our ESOP owns an additional 8.0% of the outstanding shares of common stock. As a result, an aggregate of 14.8% of our outstanding common stock is held by our directors and executive officers and their associates and by our ESOP. Further, additional shares will be held by management following the implementation of an equity incentive plan, which we intend to implement later this year assuming we receive shareholder approval.

There is a limited trading market in our common stock, which could hinder your ability to sell our common stock and may lower the market price of the stock.

Our common stock is quoted on the OTCQB Market operated by the OTC Markets Group under the trading symbol MGNO. The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of common stock at any particular time may be limited, particularly in light of the small number of outstanding shares and the amount of stock held by our directors and executive officers and employee benefit plans. As a result, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment. It is unlikely that an active trading market for the common stock will develop or that, if it develops, it will continue. Our daily trading volume for the seven weeks ended February 28, 2025 was 2,100 shares. The high and low price per share of stock ranged from $11.98 to 10.50. We encourage our shareholders to have long- term investment intent and to recognize that there is a limited trading market in the common stock. This may make it difficult to sell the common stock and may have an adverse impact on the price at which the common stock can be sold.

Our failure to effectively deploy the net proceeds of our stock offering may have an adverse effect on our financial performance and the value of our common stock.

We contributed $3.4 million of the net proceeds of the stock offering to Mutual Savings and Loan Association. We may use the remaining net proceeds to invest in short-term investments and for general corporate purposes, including repurchasing shares of our common stock to the extent permitted by applicable regulations. We also used a portion of the net proceeds we retained to fund a loan to our employee stock ownership plan to purchase shares of common stock in the stock offering. Mutual Savings and Loan Association may use the net proceeds it received to fund new loans, hire additional loan officers and other personnel, implement online banking, expand its retail banking franchise by establishing or acquiring new branches, or for other general corporate purposes. However, except for funding the loan to the employee stock ownership plan, we have not allocated specific amounts of the net proceeds for any of these purposes, and we have broad discretion in determining the amount of the net proceeds we apply to different uses and when we apply or reinvest such proceeds. Also, certain of these uses, such as establishing or acquiring new branches, may require the approval of our bank regulators. We have not established a timetable for investing the net proceeds, and we cannot predict how long we will require to invest the net proceeds. Our failure to reinvest these funds effectively would reduce our profitability and may adversely affect the value of our common stock.

If we are unable to meet our public reporting obligations in a timely and satisfactory manner, our business and stock price could be adversely affected.

We expect that our obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. The Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

The implementation of stock-based benefit plans may dilute your ownership interest. Historically, shareholders have approved these stock-based benefit plans.

We intend to adopt one or more new stock-based benefit plans later this year. These plans may be funded either through open market purchases of our common stock or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of our common stock to fund these plans will be subject to many factors, including applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of our stock, our capital levels, alternative uses for our capital and our financial performance. While our intention is to fund the new stock-based benefit plans through open market purchases, shareholders would experience a 9.09% dilution in ownership interest if newly issued shares of our common stock are used to fund stock options in an amount equal to 10% of the number of shares sold in the stock offering, and all such stock options are exercised, and a 3.85% dilution in ownership interest if newly issued shares of our common stock are used to fund shares of restricted common stock in an amount equal to 4% of the sum of the number of shares sold in the stock offering. Such dilution would also reduce earnings per share. If we adopt the plans more than 12 months following the conversion, new stock-based benefit plans would not be subject to these size limitations and shareholders could experience even greater dilution.

The implementation of new stock-based benefit plans will be subject to shareholder approval. Historically, the overwhelming majority of stock-based benefit plans adopted by savings institutions and their holding companies following a mutual-to-stock conversion have been approved by shareholders.

Our stock value may be negatively affected by applicable regulations that restrict stock repurchases.

Applicable regulations generally restrict us from repurchasing our shares of common stock during the first year following the completion of the conversion, except for repurchases to fund our stock benefit plans. Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our inability to repurchase our shares of common stock during the first year following the stock offering may negatively affect our stock price.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of incorporation and bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Magnolia Bancorp without our board of directors’ approval. Under regulations applicable to the conversion, for a period of three years following completion of the conversion, no person may offer to acquire or acquire beneficial ownership of more than 10% of our outstanding shares of common stock without prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board and receive the Federal Reserve Board’s non-objection before acquiring control of a bank holding company or a savings and loan holding company. There also are provisions in our articles of incorporation and bylaws that we may use to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of our outstanding shares of common stock unless the acquisition of such shares is approved in advance by at least two-thirds of our board of directors. Furthermore, shares of restricted stock and stock options that we may grant to employees and directors, stock ownership by our management and directors and other factors may make it more difficult for companies or persons to acquire control of Magnolia Bancorp without the consent of our board of directors, and may increase the cost of an acquisition. Taken as a whole, these statutory or regulatory provisions and provisions in our articles of incorporation and bylaws could result in our being less attractive to a potential acquirer and therefore could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Overview. Our Board of Directors and management consider information security and cybersecurity as high priorities in our strategic and operational plans. We understand the critical nature of the confidentiality, integrity and availability of customer and bank sensitive information. Any loss of confidentiality, integrity or availability introduces operational, compliance, strategic, transactional, reputational, legal and capital risks which we actively seek to avoid. It is understood that any one of these risks, if realized, will have a negative impact upon Magnolia Bancorp and Mutual Savings and Loan Association. Our approach to information and cybersecurity is proactive and strives to avoid incidents where possible through the use technical, administrative and physical controls.

Governance. Our efforts for increased information and cybersecurity readiness are driven from the top of the organization. The Board of Directors reviews and approves an Information Technology and Information Security Risk Appetite Statement which guides the actions of the management team, staff members and supporting third-party service providers. In addition, the Board is active in the review and approval of all policies concerning information technology and information security. The Board further reviews reports provided by the management team regarding the status of Mutual Savings and Loan Association’s compliance with the Gramm-Leach-Bliley Act, risk management program, vendor management program, and the results of tests and exercises conducted for business continuity, disaster recovery, cybersecurity incident response and pandemic response. Lastly, the Board of Directors reviews and approves the budget for information and cybersecurity, ensuring that we have sufficient resources to properly address all current and foreseeable information and cybersecurity threats.

Management and Strategy. Senior management takes the guidance provided by the Board of Directors and transforms this guidance into operational priorities which are implemented and maintained by the staff members and third-party service providers. In addition, the senior management team ensures that budgeted resources are allocated in a timely manner to support the various security initiatives.

The Director of Compliance and Internal Audit and third-party service providers utilize the direction and resources provided by the senior management team to develop procedures, standards and guidelines to achieve the strategic goals defined by the Board of Directors. Operational and security health is reported monthly to the Board of Directors. Recommendations for improvements are shared between operational staff and the senior management team as part of a continuous improvement program for information security and cybersecurity.

Operational staff members actively maintain, review, update and exercise plans and procedures designed to enhance our overall business resiliency. All staff members are trained annually on current information and cybersecurity trends, techniques and their responsibilities to keep our information confidential, accurate and available.

We also utilize the services of third-party providers to conduct an IT audit, external and internal vulnerability testing, external and internal penetration testing, and social engineering testing on at least an annual basis. The results of these independent audits and tests are sent to the Board of Directors for review. Finally, Mutual Savings and Loan Association complies with its regulatory requirements by having federal safety and security examinations performed on a schedule dictated by the regulatory agencies. The results of these examinations are reviewed and approved by the Board of Directors. Additionally, all findings from these examinations are recorded and prioritized for remediation.

Conclusion. Our Board of Directors and management take very seriously the information security and cybersecurity obligations that Magnolia Bancorp and Mutual Savings and Loan Association have to their respective customers, shareholders, staff members and regulatory agencies. In support of these obligations, we have and actively maintain a robust information security and cybersecurity program based upon industry best practices, regulatory requirements, and the expertise of staff members and supporting third-party vendors.

To our knowledge, we have not had a cybersecurity incident that has materially affected Magnolia Bancorp, its business strategy, financial condition or results of operation.

Item 2. Properties.

We currently conduct business from our main office and one full-service banking office. We own the land and the building for each office. The following table sets forth the net book value of the land and building and the amount of deposits of each of our offices at December 31, 2024.

Description/Address	Net Book Value of Property	Amount of Deposits
	(In thousands)
Main Office: 2900 Clearview Pkwy. Metairie, LA 70006	$702	$22,252

Branch Office: 68021 Capital Trace Row Mandeville, LA 70471	700	7,283
Total	$1,402	$29,535

We believe that our current facilities are adequate to meet our present and foreseeable needs. We currently do not have any current plans or understandings to expand our office network.

Item 3. Legal Proceedings.

Magnolia Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         Magnolia Bancorp’s common stock trades on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol “MGNO.” As of March 24, 2025, Magnolia Bancorp had 833,750 shares of common stock outstanding held of record by approximately 108 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)         Not applicable.

(c)         Purchases of Equity Securities - None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 1 to 19 of the 2024 Annual Report to Shareholders attached hereto as Exhibit 13.0 (“Annual Report”).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined) we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 20 to 51 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, as discussed below, our chief executive officer and chief financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our chief executive officer and chief financial officer, has concluded that our statements of financial condition as of and for the years ended December 31, 2024 and 2023 and the statements of operations, changes in retained earnings, and cash flows for each of the years then ended, present fairly, in all material respects, our financial condition, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of Magnolia Bancorp is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control encompasses the processes and procedures that have been established by management to:

●	Maintain records that accurately reflect Magnolia Bancorp’s transactions;

●	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

●	Prevent and detect unauthorized acquisition, use or disposition of Magnolia Bancorp’s assets that could have a material effect of the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Magnolia Bancorp’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Magnolia Bancorp’s internal control over financial reporting was not effective as of December 31, 2024. Furthermore, during our assessment of our internal controls for 2024, we determined that the material weaknesses identified in the prospectus dated November 8, 2024, related to 2023 and 2022 as described below remain material weaknesses until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. We intend to continue to provide testing and reporting of the internal controls to ensure operating effectiveness. We believe these actions and any other that we may determine need to be implemented, when complete, will remediate the control weaknesses.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Previously Disclosed Material Weakness in Internal Control Over Financial Reporting

The Company previously disclosed in its prospectus dated November 8, 2024 that Mutual Savings and Loan Association had identified material weaknesses in its internal control over financial reporting with respect to its allowance for credit losses that existed as of December 31, 2023 and 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. We concluded that our procedures were not effective as of December 31, 2023 and 2022, and that we had, as of such dates, identified the following material weaknesses in our internal control over financial reporting:

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

We have taken steps to remediate these material weaknesses, including hiring a Director of Compliance and Internal Audit in May 2023 with over 25 years of experience as a compliance director and internal auditor in several financial institutions and with a bank consulting practice. The Compliance Director is responsible for evaluating policies and procedures, has direct access to the board of directors and does not have direct duties relating to financial accounting and reporting. We currently are assessing and improving our processes and control procedures to ensure they will operate at an acceptable level of assurance, including implementing a more formal risk assessment process and revising our monitoring programs relating to financial accounting and reporting, providing for additional documentation of internal controls, formalizing documentation of certain review and approval processes, and providing for additional written documentation. As part of our remedial measures to address these material weaknesses, we have (a) implemented a robust internal control environment that is appropriate for the size and operational complexity of Mutual Savings and Loan Association, (b) written or revised 90% of our policies, including compliance, bank secrecy, information security, liquidity, audit and loan policies, (c) performed an enterprise risk management assessment, including an assessment of cash, employee integrity, branch security, loan and deposit accounts, website, wires, information security and compliance management systems, (d) provided training to all employees in the areas of general banking, safety and soundness, loans, deposits, compliance and bank secrecy, as well as training to the board of directors on banking laws and regulations (including the bank secrecy act), overall banking and privacy, and (e) revised our monitoring programs to focus on areas of higher risk, with an increased emphasis in the areas relating to financial accounting and reporting. In addition, our Director of Compliance and Internal Audit has completed audits of compliance laws and operations while maintaining her independence, with her findings discussed at the monthly meetings of our board of directors.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Shared Management Structure

Each director of Magnolia Bancorp is a director of Mutual Savings and Loan Association. Each executive officer of Magnolia Bancorp is an executive officer of Mutual Savings and Loan Association. We expect that Magnolia Bancorp and Mutual Savings and Loan Association will continue to have a shared management structure until there is a business reason to establish separate management structures.

Board of Directors of Magnolia Bancorp and Mutual Savings and Loan Association

Magnolia Bancorp's board of directors is divided into three classes, each of which contains one-third of the board. Our directors will be elected by shareholders for staggered three-year terms, or until their successors are elected and qualified. One class of directors, consisting of Messrs. Michael Hurley and Manson, have a term of office expiring at the first annual meeting of shareholders after the conversion, a second class consisting of Messrs. Andressen and Burkhalter have a term of office expiring at the second annual meeting of shareholders, and a third class consisting of Ms. Cambre and Mr. Robert Hurley have a term of office expiring at the third annual meeting of shareholders. Ms. Cambre is expected to continue as a director of both Magnolia Bancorp and Mutual Savings and Loan Association after she ceases being an employee following completion of the conversion. None of our directors are related to any of Magnolia Bancorp’s or Mutual Savings and Loan Association’s other directors or executive officers by first cousin or closer, other than Michael Hurley who is the father of Robert Hurley. We have determined that directors Andressen, Burkhalter and Manson are independent directors as defined in the OTCQB Standards, which define independent director as a person other than an executive officer or employee of the company or any other person having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in fulfilling their responsibilities as a director. The standards provide that the following persons are not independent: (i) a director who is, or at any time during the past three years was, employed by the company; (ii) a director who accepted or has a family member who accepted any compensation from the company in excess of $120,000 during any fiscal year within the three years preceding the determination of independence, other than compensation for board or board committee service; compensation paid to a family member who is an employee (other than an executive officer) of the company; or benefits under a tax-qualified retirement plan, or nondiscretionary compensation; or (iii) a director who is the family member of a person who is, or at any time during the past three years was, employed by the company as an executive officer.

The stock bylaws for Mutual Savings and Loan Association provide for the board of directors to be divided into three classes as nearly equal in number as possible. The directors of Mutual Savings and Loan Association have been placed into the same class as the directors of Magnolia Bancorp.

The following table sets forth certain information regarding our directors, all of whom also serve as directors of Mutual Savings and Loan Association. Ages are reflected as of December 31, 2024.

Name	Principal Occupation During the Past Five Years/ Public Directorships	Year Term Expires
Michael L. Hurley	Chairman of the Board. President and Chief Executive Officer of Mutual Savings and Loan Association since 1984. Chairman of the Board since 1993. Mr. Michael Hurley brings his extensive knowledge of Mutual Savings and Loan Association, management experience and expertise in the banking industry to the Board. Age 76.	2025

John H. Andressen	Director. Currently retired. Previously, Manager of PJ’s Coffee of New Orleans from July 2015 to March 2023. Director since 1997. Mr. Andressen brings employee management expertise to the Board as a human resource manager for a local retail business. Age 64.	2026

Peyton B. Burkhalter	Director. Attorney with the Law Office of Peyton Burkhalter since October 1995 and General Contractor with DEPP Construction Company LLC, Mandeville, Louisiana since April 2003. Director since 2012. Mr. Burkhalter brings expertise as a practicing attorney and homebuilder in the local community to the Board. Age 55.	2026

Anita C. Cambre	Director. Joined Mutual Savings and Loan Association in May 2022 as Senior Accountant. Promoted to Vice President, Secretary and Chief Financial Officer of Mutual Savings and Loan Association in May 2023. Previously served as Controller and General Manager of CounterTop Factory, Kenner, Louisiana from October 2017 to May 2022. Director since 2023. Ms. Cambre brings management and financial expertise to the Board, as well as knowledge of Magnolia Bancorp’s internal audit function. Age 52.	2027

Robert M. Hurley	Director. Owner of Hurley Homes, LLC, a homebuilding company located in Covington, Louisiana, since 2003. Director since 1996. Mr. Robert Hurley brings expertise in the local real estate market to the Board and serves as a member of the Audit Committee. Age 50.	2027

Jason L. Manson	Director. Vice President of Larry Loyd Construction Co., Inc., Abita Springs, Louisiana, since April 2016. Director since 2012. Mr. Manson brings knowledge of construction management to the Board as an officer in charge of civil construction management. Age 53.	2025

Executive Officers and Other Senior Management of Magnolia Bancorp and Mutual Savings and Loan Association

The only executive officers of Magnolia Bancorp and Mutual Savings and Loan Association are Michael L. Hurley and Anita C. Cambre, whose positions, business experience and ages are set forth above.

In addition to our two executive officers, Kathleen M. LeJeune joined Mutual Savings and Loan Association in May 2023 as our Director of Compliance and Internal Audit. She previously served as the Chief Compliance Officer at St. Landry Homestead Federal Savings Bank (currently Catalyst Bank) from May 2000 through October 2020, where she was responsible for overseeing and managing regulatory compliance issues and ensuring compliance with laws, regulatory requirements, policies and procedures. In addition, as Chief Risk Officer at St. Landry Homestead from January 2010 through October 2020, she was also responsible for managing the risk management function, including identifying potential threats, assessing their likelihood and severity, and implementing measures to mitigate them. She is a Certified Community Bank Compliance Officer and has a degree from the University of Louisiana at Lafayette in finance. She was 67 years old as of December 31, 2024.

Meetings and Committees of the Board of Directors of Magnolia Bancorp

As of December 31, 2024, the board of directors of Magnolia Bancorp had met seven times since the incorporation of Magnolia Bancorp in May 2024 to address certain organizational matters and to approve various matters related to the conversion. The board of directors has established the following standing committees: the audit committee, the nominating and corporate governance committee and the compensation committee. Each of these committees operate under a written charter, which governs its composition, responsibilities and operations. Each member of each committee satisfies the applicable independence requirements of the Securities and Exchange Commission.

Corporate Governance Policies and Procedures

In addition to establishing committees of our board of directors, we have adopted several policies to govern the activities of both Magnolia Bancorp and Mutual Savings and Loan Association, including corporate governance policies and a code of business conduct and ethics. The corporate governance policies involve such matters as the following:

●	the composition, responsibilities and operation of our board of directors;

●	the establishment and operation of board committees, including audit, nominating/corporate governance and compensation committees;

●	convening executive sessions of independent directors; and

●	our board of directors’ interaction with management and third parties.

The code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.

Board Leadership Structure

Our board of directors is led by a Chairman selected by the Board from time to time. Presently, Michael L. Hurley serves as Chairman of the Board. We have determined that Messrs. Andressen, Burkhalter and Manson are independent directors as defined in the OTCQB Standards.

The board of directors determined that selecting our Chief Executive Officer as Chairman is in our best interests because it promotes unity of vision for the leadership of Magnolia Bancorp and avoids potential conflicts among directors. In addition, as the Chief Executive Officer, Mr. Hurley is the director most familiar with our business and operations and is best situated to lead discussions on important matters affecting the business of Magnolia Bancorp. By combining the Chief Executive Officer and Chairman positions there is a firm link between management and the board of directors which promotes the development and implementation of our corporate strategy.

The board of directors is aware of the potential conflicts that may arise when an insider chairs the Board but believes these are limited by existing safeguards which include the fact that as a financial institution holding company, much of our operations are highly regulated.

Board’s Role in Risk Oversight

Risk is inherent with every business, particularly financial institutions. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk, cybersecurity risk and reputational risk. Management is responsible for the day-to-day management of the risks Mutual Savings and Loan Association faces, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. The board of directors regularly discusses with management our major risk exposures, their potential impact on our business and steps taken to address them.

Members of senior management regularly attend meetings of the board of directors and address any questions or concerns raised by the board on risk management or other matters. The board’s risk oversight function is carried out through, among other factors, its review and approval of various policies and procedures, such as Mutual Savings and Loan Association’s lending and investment policies, ratification or approval of investments and loans exceeding certain thresholds, and regular review of risk elements such as interest rate risk exposure, liquidity and problem assets. In addition, members of management keep the Board informed of the state of the Bank’s cybersecurity posture and any developments or incidents related to the Bank’s cybersecurity exposure.

Section 16(a) Reports

General. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of Magnolia Bancorp’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation to furnish Magnolia Bancorp with copies of all Section 16(a) forms they file. We know of no person who owns 10% or more of our common stock.

Delinquent Section 16(a) Reports. Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, we believe that during, and with respect to, the year ended December 31, 2024, all of our officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act of 1934.

Magnolia Bancorp has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of Magnolia Bancorp and Mutual Savings and Loan Association. A copy of the Code of Ethics is available on the Company’s website at www.mutualsavings.com.

Item 11. Executive Compensation.

Director Compensation

Each director of Mutual Savings and Loan Association currently receives $550 monthly, regardless of meeting attendance. The board of directors Mutual Savings and Loan Association met 12 times during the year ended December 31, 2024. Each of the current directors of Magnolia Bancorp also serves as a director of Mutual Savings and Loan Association. No additional director fees are currently being paid to directors for their service on the Magnolia Bancorp board of directors.

The following table sets forth total compensation paid to directors of Mutual Savings and Loan Association during the year ended December 31, 2024, other than Mr. Michael Hurley and Ms. Cambre whose compensation is set forth below under “—Executive Compensation.”

Name	Board Fees Earned or Paid in Cash	All Other Compensation	Total
Joseph H. Andressen	$6,600	$--	$6,600
Peyton B. Burkhalter	6,600	40	6,640
Robert M. Hurley	6,600	--	6,600
Jason L. Mason	6,600	2,000	8,600

Executive Compensation

The following table shows the compensation paid by Mutual Savings and Loan Association to each of our current executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary	Bonus(1)	All Other Compensation(2)	Total
Michael L. Hurley	2024	$295,630	$-	$59,793	$355,423
President and Chief Executive Officer	2023	$295,630	$-	$59,009	$354,639

Anita C. Cambre (3)	2024	$77,673	$-	$8,232	$85,905
Vice President, Chief Financial Officer and Secretary	2023	$94,238	$1,000	$5,582	$100,820

____________________

(1)	Represents a discretionary bonus paid for services rendered in 2023.

(2)

Includes for Mr. Michael Hurley the following for 2024: (i) $24,076 automobile-related expenses, including $18,978 depreciation expense recognized by Mutual Savings and Loan Association, (ii) $22,905 of health and dental insurance premiums, representing the difference between 100% of the premium coverage for Mr. Hurley paid by Mutual Savings and Loan Association and the percentage paid by Mutual Savings and Loan Association for other employees, (iii) a $6,212 profit-sharing employer contribution to his retirement account for the 2024 plan year, and (iv) Board fees of $6,600. Includes for Ms. Cambre the following for 2024: (a) Board fees of $6,600 and (b) a $1,632 profit-sharing employer contribution to her retirement account.

(3)

Ms. Cambre was promoted to Chief Financial Officer in May 2023, and her annual base salary prior to going part-time in September 2024 was $100,000. Ms. Cambre announced in September 2024 that she had accepted another full-time job but will continue to stay in her current positions on a part-time basis. She is currently being paid on an hourly basis.

The board of directors approved the above salaries, bonuses and profit-sharing plan contributions. The compensation was based on the board’s perception of the local market for executive officer compensation and was intended to ensure that Mutual Savings and Loan Association remained competitive in attracting and retaining qualified executive officers. Mutual Savings and Loan Association does not maintain a written bonus plan, although we have historically paid bonuses to our employees.

Employment Agreements

Magnolia Bancorp and Mutual Savings and Loan Association entered into employment agreements in May 2024 with Michael L. Hurley, our Chairman, President and Chief Executive Officer, and with Anita C. Cambre, our Vice President/Secretary and Chief Financial Officer. The initial term of each employment agreement was for a period ending on December 31, 2026, with the term to be extended annually for one year on each December 31st starting December 31, 2024 unless either Magnolia Bancorp or Mutual Savings and Loan Association or the executive gives notice at least 30 days prior to such December 31st that the agreement shall not be extended. The employment agreements provide for an initial annual base salary of $295,630 for Mr. Michael Hurley and $100,000 for Ms. Cambre, which may be increased by the Boards of Directors but may not be decreased without the executive’s written consent. Ms. Cambre is currently being paid on an hourly basis since she began working part-time on September 2024, and her employment agreement will expire when she ceases being an employee; no such date has been determined.

The employment agreements provide that each executive shall be entitled to participate in all benefit plans provided to executives and employees of Mutual Savings and Loan Association. In addition, the employment agreement for Mr. Michael Hurley provides that we will continue to pay 100% of the premiums for the medical and dental insurance coverage for him and his spouse and provide him with an Association-owned automobile, with Mutual savings and Loan Association to be responsible for the payment of all expenses associated with the use of such vehicle. including but not limited to insurance, maintenance, repairs and gas.

Each of the employment agreements is terminable with or without cause by either Magnolia Bancorp or Mutual Savings and Loan Association. The executives have no right to compensation or other benefits pursuant to the employment agreements for any period after voluntary termination by the executive without good reason, as defined in the agreements and which includes, among other things, a material change in the executive’s position, salary or duties without the executive’s consent. In addition, no compensation or benefits are payable under the employment agreements if the executive’s employment is terminated due to death, disability or retirement or by either Magnolia Bancorp or Mutual Savings and Loan Association for cause, in each case other than compensation earned prior to the date of termination.

If prior to a change in control the executive terminates his or her employment for good reason or Magnolia Bancorp or Mutual Savings and Loan Association terminates the executive’s employment other than for cause, disability or death, then the executive will be entitled to (i) a lump sum payment equal to two times the executive’s annual cash compensation (highest annual salary plus the average cash bonuses earned during the two years immediately preceding the year in which the date of termination occurs), (ii) the continuation of the executive’s participation in all group insurance, life insurance, health, dental, vision and accident insurance and disability insurance plans at no premium cost to the executive, until the earlier to occur of the date the executive obtains full-time employment with another employer (which provides substantially similar benefits) or the passage of two years from the date of termination of the executive’s employment, and (iii) a lump sum cash payment equal to the projected cost of providing the executive with benefits for two years pursuant to other employee benefit plans (excluding retirement plans and stock compensation plans) in which the executive was entitled to participate. In the event the executive’s continued participation in any group insurance plan is barred or would trigger the payment of an excise tax under Section 4980D of the Internal Revenue Code, or if any such group insurance plan is discontinued, then Magnolia Bancorp or Mutual Savings and Loan Association shall either (1) provide substantially similar benefits under an alternative plan or (2) pay a lump sum cash amount to the executive equal to the projected cost of providing continued coverage to the executive until the two-year anniversary of the executive’s date of termination.

In the event that the executive’s employment is terminated by us in connection with a change in control, as defined in the employment agreements, for other than cause, disability or death or the executive terminates his or her employment as a result of certain adverse actions which are taken with respect to the executive’s employment (i.e., good reason) following a change in control, the executive will be entitled to (i) a lump sum cash severance payment equal to three times the executive’s annual cash compensation as described above, (ii) the continuation of the executive’s participation in all group insurance, life insurance, health, dental, vision and accident insurance and disability insurance plans at no premium cost to the executive, until the earlier to occur of the date the executive obtains full-time employment with another employer (which provides substantially similar benefits) or the passage of three years from the date of termination, and (iii) a lump sum cash payment equal to the projected cost of providing the executive with benefits for three years pursuant to other employee benefit plans (excluding retirement plans and stock compensation plans) in which the executive was entitled to participate.

The employment agreements provide that in the event any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code, then such payments and benefits shall be reduced by the minimum amount necessary to result in no portion of the payments and benefits being non-deductible by Magnolia Bancorp or Mutual Savings and Loan Association pursuant to Section 280G of the Internal Revenue Code or subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

Each employment agreement provides that the executive will not engage in certain competitive activities or solicit our customers and employees during the 12 months immediately following the termination of the executive’s employment. The employment agreements also provide that if any dispute that arises in connection with the termination of the executive’s employment is resolved in favor of the executive, then the executive shall be entitled to the reimbursement of legal fees and back pay.

Retirement Trust

Mutual Savings and Loan Association sponsors the Mutual Savings & Loan Association Retirement Trust, which is a tax-qualified, defined contribution profit-sharing plan without a cash or deferred arrangement. An employee of Mutual Savings and Loan Association is eligible to become a participant in the plan after completing one year of service, consisting of at least 1,000 hours of service within a period of 12 consecutive months, as of the first day of the plan year nearest the date the eligibility conditions are satisfied, provided the employee is still employed as of such date.

Mutual Savings and Loan Association makes a discretionary profit-sharing contribution to the Retirement Trust, with the amount determined by the board of directors each year. The profit-sharing contribution is allocated among the accounts of each participating employee in proportion to the employee’s covered compensation to the total covered compensation of all participating employees. The employees become 20% vested in their account balances after two years of service, with the vesting increasing by 20% for each additional year of service until the employee is 100% vested after six years of service. A participant becomes fully vested upon reaching normal retirement age (age 62) if still employed or if the participant’s employment is terminated due to death or disability. Employees are not permitted to make salary deferral contributions or “catch up” contributions in any amount.

Upon termination of employment, including following retirement or disability, a participant may withdraw his or her vested account balance or defer commencement of the receipt of benefits until April 1 of the calendar year following the later of (i) the calendar year in which the participant reaches age 73, or (ii) the calendar year in which he or she retires. Normal retirement age under the profit-sharing plan is age 62. A participant may elect a single lump sum payment or annual installments over a period not in excess of the participant’s remaining life expectancy. If a participant dies prior to receipt of the entire value of his or her profit-sharing plan account, the beneficiary can elect from among the benefit payment forms available under the profit-sharing plan, including a lump sum distribution, installment payments and life expectancy distributions.

New Stock Benefit Plans

Employee Stock Ownership Plan. Magnolia Bancorp has established an employee stock ownership plan for our employees, which purchased 66,700 shares or 8.0% of the common stock issued in the conversion on January 14, 2025. Employees who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in Magnolia Bancorp’s employee stock ownership plan.

As part of the conversion, in order to fund the plan’s purchase of 66,700 shares, the employee stock ownership plan borrowed $667,000 from Magnolia Bancorp. Such loan equaled 100% of the aggregate purchase price of the common stock acquired by our employee stock ownership plan. The loan to the employee stock ownership plan, which has a term of 30 years, will be repaid principally from Mutual Savings and Loan Association contributions to the employee stock ownership plan, and the collateral for the loan is the common stock purchased by the employee stock ownership plan. The interest rate for the employee stock ownership plan loan is a fixed rate of 7.50%, which was the prime rate on the date the employee stock ownership plan entered into the loan. We may, in any plan year, make additional discretionary contributions for the benefit of plan participants in either cash or shares of common stock, which may be acquired through the purchase of outstanding shares in the market or from individual shareholders, upon the original issuance of additional shares by Magnolia Bancorp or upon the sale of treasury shares by Magnolia Bancorp. Such purchases, if made, would be funded through additional borrowings by the employee stock ownership plan or additional contributions from Mutual Savings and Loan Association. The timing, amount and manner of future contributions to the employee stock ownership plan will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions.

The shares purchased by our employee stock ownership plan with the loan proceeds are held in a suspense account and will be released for allocation to participants on a pro rata basis as debt service payments are made. Shares released from the employee stock ownership plan will be allocated to each eligible participant’s employee stock ownership plan account based on the ratio of each such participant’s compensation, consisting of salary and bonus, to the total of such compensation of all eligible employee stock ownership plan participants. Forfeitures may be used for several purposes such as the payment of expenses or be reallocated among remaining participating employees. Account balances of participants in the employee stock ownership plan will become 20% vested after two years of service, with the vesting increasing by 20% for each additional year of service until the participant is 100% vested after six years of service. Credit is given for years of service with Mutual Savings and Loan Association prior to adoption of the employee stock ownership plan. In the case of a “change in control,” as defined in the employee stock ownership plan, however, participants will become immediately fully vested in their account balances. Participants will also become fully vested in their account balances upon death, disability or retirement. Benefits may be payable upon retirement or separation from service.

Generally accepted accounting principles require that any third party borrowing by our employee stock ownership plan be reflected as a liability on our statement of financial condition. Since the employee stock ownership plan borrowed from us, the loan is not be treated as a liability but instead is excluded from shareholders’ equity. If the employee stock ownership plan purchases additional newly issued shares from Magnolia Bancorp, total shareholders’ equity would neither increase nor decrease, but per share shareholders’ equity and per share net earnings would decrease as the newly issued shares are allocated to the employee stock ownership plan participants.

Our employee stock ownership plan is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the applicable regulations of the IRS and the Department of Labor.

Stock Option and Recognition and Retention Plans. We intend to adopt stock-based benefit plans that will provide for grants of stock options and awards of shares of restricted common stock. In accordance with applicable regulations, we anticipate that the plans will authorize a number of stock options and a number of shares of restricted common stock, not to exceed 10.0% and 4.0%, respectively, of the shares issued in the offering. These limitations may not apply if the plans are implemented more than one year after the completion of the conversion, subject to any applicable regulatory approvals.

The stock-based benefit plans will not be established sooner than six months after the completion of the conversion and, if adopted within one year after the completion of the conversion, the plans must be approved by a majority of the votes eligible to be cast by our shareholders. If a stock-based benefit plan is established more than one year after completion of the conversion, it must be approved only by a majority of votes cast by our shareholders.

Certain additional restrictions would apply to our stock-based benefit plans if adopted within one year after completion of the conversion, including:

●	non-employee directors in the aggregate may not receive more than 30% of the stock options and of the shares of restricted common stock authorized under the plan;

●	any non-employee director may not receive more than 5% of the stock options and of the restricted stock awards authorized under the plan;

●	any officer or employee may not receive more than 25% of the stock options and of the restricted stock awards authorized under the plan;

●	the stock options and the shares of restricted common stock may not vest more rapidly than 20% per year, beginning on the first anniversary of the date of grant;

●	accelerated vesting is not permitted except for death, disability or upon a change in control of Magnolia Bancorp or Mutual Savings and Loan Association; and

●

a requirement that executive officers and directors must either exercise or forfeit their stock options if Mutual Savings and Loan Association becomes critically undercapitalized, becomes subject to an enforcement action by a federal banking agency or receives a capital directive.

We currently expect that we will present our stock-based benefit plans for shareholder approval within one year following the completion of the conversion. In the event of changes in applicable regulations or policies regarding stock-based benefit plans, including any regulations or policies restricting the size of awards and vesting of benefits as described above, the restrictions described above may not be applicable.

We may obtain the shares needed for our stock-based benefit plans by issuing additional shares of common stock from authorized but unissued shares or through stock repurchases.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management

The following table sets forth as of February 28, 2025, certain information as to the common stock beneficially owned by (1) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (2) our directors and named executive officers, and (3) all directors and executive officers of Magnolia Bancorp as a group.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership as of February 28, 2025(1)		Percent of Common Stock
5% Shareholders:
Magnolia Bancorp, Inc. Employee Stock Ownership Plan 2900 Clearview Parkway Metairie, Luisiana 70006	66,700	(2)	8.0%

Directors:
Michael L. Hurley	36,687	(3)(4)	4.4%
John H. Andressen	5,000	(3)*
Peyton B. Burkhalter	5,000	(3)*
Anita C. Cambre	--	*
Robert M. Hurley	5,000	(3)(5)*
Jason L. Manson	5,000	(6)*

All Directors and Executive Officers as a Group (six persons)	56,687	(6)(14)	6.8%

___________________

*         Represents less than 1% of our outstanding common stock.

(1)

Based upon filings made pursuant to the Securities Exchange Act of 1934 and information furnished by the respective individuals. Under regulations promulgated pursuant to the Securities Exchange Act of 1934, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares. None of the shares reflected as being beneficially owned by executive officers and directors are pledged as security.

(2)

As of February 28, 2025, no shares held in the Magnolia Bancorp, Inc. Employee Stock Ownership Plan trust had been allocated to the accounts of participating employees. Under the terms of the plan, Mr. Manson as the plan trustee will vote all shares allocated in the future in accordance with the instructions of the participating employees, with any unallocated shares generally required to be voted by the plan trustee in the same ratio on any matter as to those shares for which instructions are given by the participants. Until shares are allocated to participating employees, Mr. Manson will vote all of the unallocated shares.

(3)	The shares are held jointly with his spouse.

(4)	Excludes shares held by his son Robert M. Hurley.

(5)	Excludes shares held by his father Michael L. Hurley and 10,000 shares held by his father-in-law.

(6)	Represents shares held in Mr. Manson’s individual retirement account. Excludes shares held by the Magnolia Bancorp, Inc. Employee Stock Ownership Plan, of which Mr. Manson is the trustee.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons

Mutual Savings and Loan Association offers extensions of credit to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and other purposes. These loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Mutual Savings and Loan Association, and none of such loans involve more than the normal risk of collectability or present other unfavorable features.

Section 22(h) of the Federal Reserve Act generally provides that any credit extended by a savings institution, such as Mutual Savings and Loan Association, to its executive officers, directors and, to the extent otherwise permitted, principal shareholder(s), or any related interest of the foregoing, must be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the savings institution with non-affiliated parties, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings institution, and must not involve more than the normal risk of repayment or present other unfavorable features.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Board of Directors of Mutual Savings and Loan Association appointed EisnerAmper LLP to perform the audit of our financial statements for the year ended December 31, 2024.

Audit Fees

The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.

The following table sets forth the aggregate fees paid by us to EisnerAmper LLP for professional services rendered in connection with the audit of the financial statements of Mutual Savings and Loan Association for 2024 and 2023, respectively, as well as the fees paid by us to EisnerAmper LLP for audit-related services, tax services and all other services rendered to us during 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023
Audit fees(1)	$288,498	$15,500
Audit-related fees(2)		10,000
Tax fees	5,500	4,400
All other fees	750	750
Total	$294,748	$30,650

________________________

(1)

Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit fees consist of agreed-upon procedures.

Each new engagement of EisnerAmper LLP was approved in advance by the Audit Committee or its Chair, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):

Report of Independent Registered Public Accounting Firm (EisnerAmper LLP, Metairie, Louisiana, PCAOB Firm ID 274)
Statements of Financial Condition as of December 31, 2024 and 2023
Statements of Operations for the Years Ended December 31, 2024 and 2023
Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023
Statements of Changes in Retained Earnings for the Years Ended December 31, 2024 and 2023
Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
Notes to Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Magnolia Bancorp, Inc.	(1)
3.2	Bylaws of Magnolia Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Magnolia Bancorp, Inc.	(1)
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	(2)
10.1	Employment Agreement by and between Magnolia Bancorp, Inc. and Mutual Savings and Loan Association and Michael L. Hurley*	(1)
10.2	Employment Agreement by and among Magnolia Bancorp, Inc., Mutual Savings and Loan Association and Anita C. Cambre*	(1)
13.0	2024 Annual Report to Shareholders	Filed herewith
14.0	Business Conduct and Code of Ethics	Filed herewith
19.0	Insider Trading Policy	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10)	Filed herewith

_______________________

*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on August 27, 2024, as amended, and declared effective on November 8, 2024 (File No. 333-281796).
(2)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on January 14, 2025 (File No. 333-281796).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA BANCORP, INC.

March 28, 2025	By:	/s/Michael L. Hurley
Michael L. Hurley, Chairman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Michael L. Hurley	Chairman, President and Chief	March 28, 2025
Michael L. Hurley	Executive Officer

/s/Anita C. Cambre	Vice President and Chief	March 28, 2025
Anita C. Cambre	Financial Officer

/s/John H. Andressen	Vice Chairman	March 28, 2025
John H. Andressen

/s/Peyton B. Burkhalter	Director	March 28, 2025
Peyton B. Burkhalter

/s/Robert M. Hurley	Director	March 28, 2025
Robert M. Hurley

/s/Jason L. Manson	Director	March 28, 2025
Jason L. Manson