Form 10-Q
period 2025-03-31
Magnolia Bancorp, Inc.
filed 2025-05-14
CIK 2033615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-281796

Magnolia Bancorp, Inc.
Exact name of registrant as specified in its charter)

Louisiana	99-2913448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Clearview Parkway, Metairie, LA	70006
(Address of principal executive offices)	(Zip Code)

504-455-2444
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒  Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         ☒  Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

☐    Yes  ☒ No

Number of shares of common stock outstanding as of May 7, 2025: 833,750

Item 1. Financial Statements

MAGNOLIA BANCORP INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31,	December 31,
	2025	2024
	(Unaudited)
	(dollars in thousands)
ASSETS

Cash and cash equivalents	$5,073	$9,937
Interest-bearing deposits with banks	3	3
Federal Home Loan Bank stock, at cost	355	351
Loans receivable	30,998	30,812
Allowance for credit losses	(185)	(185)
Loans receivable, net	30,813	30,627

Property and equipment, net	1,493	1,506
Accrued interest receivable loans	45	68
Other assets	112	1,470

TOTAL ASSETS	$37,894	$43,962
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
Interest-bearing deposits	$16,175	$27,852
Non-interest-bearing -deposits	1,010	1,683
Advance payments by borrowers for insurance and taxes	509	343
Accrued interest payable	1	2
Accrued expense and other liabilities	66	145
Deferred tax liability, net	13	21
Total Liabilities	17,774	30,046

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value - 6,000,000 shares authorized; 833,750 issued and outstanding at March 31, 2025	8	-
Additional paid-in capital	6,887	-
Unearned ESOP compensation- 66,442 shares	(661)	-
Retained earnings	13,886	13,916
Total Stockholders' Equity	20,120	13,916

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,894	$43,962

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024
	(Unaudited) (dollars in thousands)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$331	$334
Dividends from Federal Home Loan Bank stock	4	5
Interest on deposits with other banks and cash equivalents	75	20
Total interest and dividend income	410	359

INTEREST EXPENSE
Interest on deposits	81	76
Interest on Federal Home Loan Bank advances	-	12
Total interest expense	81	88

NET INTEREST INCOME	329	271

PROVISION FOR CREDIT LOSSES	-	-

NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	329	271

NON-INTEREST INCOME
Service charges on deposit accounts	2	2
Rental income	7	5
Other income	-	2
Total non-interest income	9	9

NON-INTEREST EXPENSE
Salaries and employee benefits	188	194
Occupancy and equipment	54	50
Data processing	21	23
Automobile depreciation and expense	7	6
Audit and regulatory examination fees	59	15
Advertising	1	1
FHLB and DDA charges	13	10
Other general and administrative	33	4
Total non-interest expense	376	303

LOSS BEFORE INCOME TAXES	(38)	(23)

INCOME TAXES
Income tax benefit	(8)	(5)

NET LOSS	$(30)	$(18)

Earnings (loss) per share - basic and diluted	$(0.04)	$-
Weighted average shares outstanding	767,328	-

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(dollars in thousands)

	Common Shares Issued	Common Stock	Additional paid-in capital	ESOP Unearned Compensation	Retained Earnings	Total Stockholders' Equity

Balance, January 1, 2024	-	$-	$-	$-	$14,016	$14,016
Net loss	-	-	-	-	(18)	(18)
Balance , March 31, 2024	-	$-	$-	$-	$13,998	$13,998

Balance, January 1, 2025	-	$-	$-	$-	$13,916	$13,916
Issuance of common stock (net of issuance costs of $1.4 million)	833,750	8	6,887	-	-	6,895
Purchase of common shares ESOP, 66,700 shares	-	-	-	(667)	-	(667)
ESOP shares committed to be released	-	-	-	6	-	6
Net loss	-	-	-	-	(30)	(30)
Balance, March 31, 2025	833,750	$8	$6,887	$(661)	$13,886	$20,120

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024
	(Unaudited) (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(30)	$(18)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation	13	19
Deferred tax (benefit)	(8)	-
Stock dividends on FHLB Stock	(4)	(5)
Decrease in:
Accrued interest receivable and other assets	77	12
Increase (decrease) in:
Accrued interest payable	(1)	1
Accrued expenses and other liabilities	(79)	(95)
Net cash (used in) operating activities	(32)	(86)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in loans receivable, net	(186)	25
Net cash provided by (used in) investing activities	(186)	25

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(3,433)	60
Refund of stock subscriptions	(1,428)	-
Proceeds from stock conversion deposited	186	-
Increase in advances by borrowers for insurance and taxes	166	140
Stock issuance costs paid	(137)	(113)
Net cash provided by (used in) financing activities	(4,646)	87

Net change in cash and cash equivalents	(4,864)	26

Cash and cash equivalents, beginning of period	9,940	1,710

Cash and cash equivalents, end of period	$5,076	$1,736

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$81	$88
Proceeds from stock issuance, net of offering costs	6,895	-
RECONCILIATION TO THE STATEMENTS OF FINANCIAL CONDITION
Cash and cash equivalents	$5,073	$1,732
Interest-bearing deposits with banks	3	4
	$5,076	$1,736

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magnolia Bancorp Inc. (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, general practices within the financial services industry, and instructions for Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the audited financial statements of Mutual Savings and Loan Association (the “Association”) and notes thereto, included in the Company’s Form 10-K, for the year ended December 31, 2024.

The Company

The Company was incorporated by the Association as a Louisiana corporation in May 2024 in connection with the Association’s conversion from mutual to stock form. On January 14, 2025, the Association completed its conversion from a mutual savings and loan association to a stock savings and loan association and became a wholly owned subsidiary of Magnolia Bancorp. Prior to completion of the conversion, Magnolia Bancorp did not engage in any active business. Magnolia Bancorp issued 833,750 shares of its common stock in subscription and community offerings for 10.00 per share, including 66,700 shares purchased by its ESOP. The funds received in the subscription and community offerings were initially held in a deposit account at the Association, which resulted in a temporary increase in the Association’s total deposits as of December 31, 2024. In connection with the completion of the conversion, $7.7 million on deposit at the Association was used to purchase shares of common stock of Magnolia Bancorp (with the remaining shares purchased with a loan to the ESOP), and an additional $1.4 million of deposits were refunded to purchasers in the over-subscribed community offering. The net proceeds of the offering were approximately $6,895,000, and Magnolia Bancorp used 50% of the net proceeds to purchase all of the Association’s newly issued common stock. Magnolia Bancorp is a savings and loan holding company.

Upon completion of the conversion, Magnolia Bancorp made a loan to the ESOP in the amount of $667,000, which the ESOP used to purchase 66,700 shares of common stock of Magnolia Bancorp. It is anticipated that contributions will be made to the ESOP in amounts necessary to amortize the debt to Magnolia Bancorp over a period of 30 years. Employees who have worked at least 1,000 hours in the first year of employment and who have attained at least the age of 21 are eligible to participate in the ESOP. The leveraged ESOP will be accounted for in accordance with the guidance under ASC 718, Compensation – Stock Compensation. Under ASC 718, unearned ESOP shares will not be considered outstanding for financial reporting purposes and will be shown as a reduction of shareholders’ equity as unearned compensation. Magnolia Bancorp will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the differential will be credited to shareholders’ equity. Magnolia Bancorp will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to Magnolia Bancorp will not be reported as an asset nor will the debt of the ESOP be shown as a liability.

The Association

Mutual Saving and Loan Association was formed in 1885. The Association provides financial services primarily to individuals, mainly through the origination of loans for one- to four-family residences though its two branches located in the metropolitan New Orleans area. During 2007, the Association became a federally chartered savings and loan association. The Association also accepts deposits in the form of passbook savings, certificates of deposit and NOW accounts. The Association does not have any subsidiaries.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial condition, results of operations, changes in equity, and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

The Company applies Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, in calculating its allowance for credit losses. Under CECL, the allowance for credit losses (“ACL”) is a valuation account, measured as the difference between the Company’s amortized cost basis and the net amount expected to be collected on the financial assets (i.e., lifetime credit losses). The CECL methodology described in FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), applies to financial assets measured at amortized cost, and off-balance-sheet credit exposures (collectively, financial assets) including: financing receivables such as loans held for investment, held to maturity debt securities, off-balance-sheet credit exposures (unfunded commitments) including off- balance sheet loan commitments, standby letters of credit, and other similar instruments.

The accounting and reporting policies of Magnolia Bancorp Inc. (the Company) conform to accounting principles accepted in the United States of America (“U.S. GAAP”) and the prevailing practices within the savings and loan industry.

Recent Accounting Pronouncements

Accounting Standards Adopted

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items. Even though the Company has a single reportable segment, all the disclosures required by this update are required. Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually. The goal of these disclosures is to enable investors to develop more decision- useful financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all previous periods presented. Other than providing additional disclosure, adoption did not have a material impact on the Company's consolidated financial statements.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this update provides enhanced transparency and decision usefulness of income tax disclosures. The amendment addresses investor requests for income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid information. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. Investors anticipate these disclosures will provide an understanding of an entity’s exposures to changes in tax legislation and allow investors to better assess income tax information that affects cash flow forecasts and capital allocation decisions, as well as identify opportunities to increase future cash flows. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. Other than providing additional disclosure, the Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” to improve the disclosures about a public business entity’s expenses in commonly presented expense captions. The amendments in this update require disclosure of specified information about certain costs and expenses in the notes to consolidated financial statements. Disclosure requirements also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, among other items. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. This update, as amended, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the consolidated financial statements. The Company is currently assessing the provisions of this guidance. Other than providing additional disclosure, the Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Loans Receivable

A summary of the balances of loans as of March 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

	2025	2024
Real estate loans
Residential	$29,996	$29,774
Construction	45	-
Commercial	569	597
Total real estate loans	30,610	30,371
Share Loans	225	295
Total loans	30,835	30,666
Unamortized, net deferred loan costs	163	146
Less allowance for credit losses	(185)	(185)
Loans receivable, net	$30,813	$30,627

Weighted average yield	4.40%	4.38%

Loans are stated at the amount of unpaid principal net of discounts and premiums on acquired loans before allowance for credit losses. Interest on loans is calculated using the effective interest method. The allowance for credit losses was not charged in the three-month periods ended March 31, 2025 and 2024.

Loan Origination/Risk Management/Credit Concentration – The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company’s Board of Directors reviews and approves these policies and procedures on a regular basis. Although the Company has a diversified loan portfolio, the Company has concentrations of credit risks related to the real estate market, including residential, commercial, and construction lending. Most of the Company’s lending activity occurs within the greater New Orleans, Louisiana metropolitan area.

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, based on the borrower’s financial difficulties. The underlying collateral can vary based on type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans and the risk characteristics:

Real estate loans – Residential – this portfolio consists primarily of residential loans for single and multifamily properties. Residential loans are generally secured by the first mortgage, and in some cases second mortgage, of owner occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers and can be impacted by economic conditions within their market area. Declines in market value can result in residential mortgages with outstanding balances in excess of the collateral value of the property securing the loan. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Loans Receivable (continued)

Construction Loans – Construction loans include loans secured by real estate. Construction loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions, the cost of construction and the availability of long-term financing. Residential construction loans can experience delays in construction and cost overruns that can exceed the borrower’s financial ability to complete the construction project, which could result in unmarketable collateral.

Commercial Real Estate Loans – Commercial real estate loans include loans secured by real estate. Repayment of these loans are primarily dependent on cash flows from the operations of the property and personal income of the borrower, which can be impacted by economic conditions in the market. A decrease in demand for commercial real estate in our market area could result in decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our borrowers. Loans secured by non-residential properties and multifamily housing are dependent upon the ability of the property to produce cash flow sufficient to cover debt service and other operating expenses. These property types are susceptible to weak economic conditions which can result in high vacancy rates.

Home Equity Loans – Home equity loans and lines of credit loans are secured by first or junior liens on residential real estate making such loans susceptible to deterioration in residential real estate values. Additional risks include lien perfection deficiencies and the inherent risk that the borrower may draw on the lines in excess of their collateral value, particularly in a deteriorating real estate market.

Share Loans – The share loan portfolio consists of loans secured by savings or certificate of deposit accounts of customers. Risk is mitigated by the fact that the loans are of smaller individual amounts and secured by deposit accounts.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Loans Receivable (continued)

The following tables present a summary by loan class of past due and non-accrual loans as of March 31, 2025 and December 31, 2024 (dollars in thousands):

March 31, 2025	30 to 90 days past due	Greater than 90 days past due	Current Loans	Total	Past due greater than 90 days accruing
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$-	$-	$406	$406	$-
Fixed Rate:
Land loans	-	-	458	458	-
Multifamily	-	-	285	285	-
1-4 Family residential	345	-	28,502	28,847	-
Total residential loans- non-construction	345	-	29,651	29,996	-
Construction residential	-	-	45	45	-
Commercial	-	-	569	569	-
Total real estate loans	345	-	30,265	30,610	-

Share Loans	-	-	225	225	-

Total	$345	$-	$30,490	$30,835	$-

There are no non-accrual loans as of March 31, 2025.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Loans Receivable (continued)

December 31, 2024	30 to 90 days past due	Greater than 90 days past due	Current Loans	Total	Past due greater than 90 days accruing
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$-	$-	$711	$711	$-
Fixed Rate:
Land loans	-	-	471	471	-
Multifamily	-	-	288	288	-
1-4 Family residential	354	-	27,950	28,304	-
Total residential loans- non-construction	354	-	29,420	29,774	-
Construction residential	-	-	-	-	-
Commercial	-	-	597	597	-
Total real estate loans	354	-	30,017	30,371	-

Share Loans	-	-	295	295	-

Total	$354	$-	$30,312	$30,666	$-

There are no non-accrual loans as of December 31, 2024.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Loans Receivable (continued)

Loans receivable as of March 31, 2025 and December 31, 2024 are scheduled to mature and adjustable-rate loans are scheduled to be repriced as follows (dollars in thousands):

March 31, 2025	Less than one year	One to five years	Six to ten years	More than ten years	Total
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$406	$-	$-	$-	$406
Fixed Rate:
Land Loan	-	36	369	53	458
Multi family	-	-	-	285	285
1-4 Family residential	14	803	3,312	24,718	28,847
Total residential loans- non-construction	420	839	3,681	25,056	29,996
Construction residential	-	-	-	45	45
Commercial	-	363	206	-	569
Total real estate loans	420	1,202	3,887	25,101	30,610

Share Loans	225	-	-	-	225

Total	$645	$1,202	$3,887	$25,101	$30,835

December 31, 2024	Less than one year	One to five years	Six to ten years	More than ten years	Total
Real estate loans
Loan Secured by Real Estate
Adjustable Rate - home equity	$711	$-	$-	$-	$711
Fixed Rate:
Land Loan	-	40	377	54	471
Multi family	-	-	-	288	288
1-4 Family residential	23	875	3,349	24,057	28,304
Total residential loans- non-construction	734	915	3,726	24,399	29,774
Construction residential	-	-	-	-	-
Commercial	-	75	522	-	597
Total real estate loans	734	990	4,248	24,399	30,371

Share Loans	295	-	-	-	295

Total	$1,029	$990	$4,248	$24,399	$30,666

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Loans Receivable (continued)

Credit Quality Indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicators are to use an internal credit risk rating system that categorizes loans into pass, special mention, substandard or doubtful categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk-rated and monitored collectively.

The following are the definitions of the Company's credit quality indicators:

Pass: Loans that comply in all material respects with the Company's loan policies, which are adequately secured with conforming collateral, and are extended to borrowers with documented cash flow and/or liquidity to safely cover their total debt service requirements. This grade includes loans to borrowers of solid credit quality with no higher-than-normal risk of loss. Borrowers in this category have satisfactory financial strength and adequate cash flow coverage to service debt requirements. Collateral type and quality, as well as protection, are adequate. The borrower is strong and capable, financial information is timely and accurate, and guarantor support is strong.

Watch: Loan that are above the FNMA limits are monitored on a routine basis. In addition, loans that become delinquent are initially identified as watch list loans for further monitoring: these loans do not currently expose the institution to sufficient risk to warrant adverse classification.

Special Mention: Loans that have potential weaknesses that, if left uncorrected, may result in deterioration of repayment prospects for the asset or in the Company's credit position at some future date. The Company’s special mention rating aligns with the regulatory definition. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of repayment prospects. These weaknesses may include deteriorating balance sheets, strained liquidity and elevated leverage ratios. Cash flow and profitability are marginally sufficient to service debt and collateral is exhibiting signs of decline in value; however, protection is currently sufficient. Limited management experience or weaknesses have emerged requiring more than normal supervision, and uncertainties regarding the quality of the financials are not explained. Guarantor has very limited ability or willingness to provide short-term support. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Classified Loans Credit Quality Indicators

Substandard: Loans that are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These assets have a well-defined weakness or weaknesses. The Company has a distinct possibility to sustain some loss if the deficiencies are not corrected.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Loans Receivable (continued)

Classified Loans Credit Quality Indicators (continued)

Doubtful: Loans that have the weaknesses of those classified Substandard, with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The likelihood of loss on an asset is high.

The Company’s credit quality indicators are periodically updated on a case-by-case basis.

The following presents, by class and by credit quality indicator, the recorded investment in the Company's loans as of March 31, 2025 and December 31, 2024 (dollars in thousands):

March 31, 2025	Pass/ Watch	Special Mention	Sub-standard	Doubtful	Total
Real estate loans:
Residential	$29,996	$-	$-	$-	$29,996
Construction	45	-	-	-	45
Commercial	569	-	-	-	569
Share Loans	225	-	-	-	225
Total	$30,835	$-	$-	$-	$30,835

December 31, 2024	Pass/ Watch	Special Mention	Sub-standard	Doubtful	Total
Real estate loans:
Residential	$29,774	$-	$-	$-	$29,774
Construction	-	-	-	-	-
Commercial	597	-	-	-	597
Share Loans	295	-	-	-	295
Total	$30,666	$-	$-	$-	$30,666

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Loans Receivable (continued)

The following table reflects loans by credit quality indicator and origination year at March 31, 2025 (dollars in thousands):

March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Residential real estate:
Loans Secured by Residential Real Estate - Non-construction
Pass/Watch	$1,017	$1,162	$1,981	$5,190	$5,129	$15,517	$29,996
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	1,017	1,162	1,981	5,190	5,129	15,517	29,996
Current period gross write-offs	-	-	-	-	-	-	-

Loans Secured by 1-4 Family Residential - Construction
Pass/Watch	-	45	-	-	-	-	45
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	45	-	-	-	-	45
Current period gross write-offs	-	-	-	-	-	-	-

Loans Secured by Commercial Real Estate
Pass/Watch	-	-	-	-	-	569	569
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	569	569
Current period gross write-offs	-	-	-	-	-	-	-

Share Loans
Pass/Watch	-	-	-	172	-	53	225
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	53	225
Current period gross write-offs	-	-	-	-	-	-	-

All Loans
Pass/Watch	1,017	1,207	1,981	5,362	5,129	16,139	30,835
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$1,017	$1,207	$1,981	$5,362	$5,129	$16,139	$30,835
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Loans Receivable (continued)

The following table reflects loans by credit quality indicator and origination year at December 31, 2024 (dollars in thousands):

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Residential real estate:
Loans Secured by Residential Real Estate – Non-construction
Pass/Watch	$1,178	$2,003	$5,228	$5,193	$3,771	$12,401	$29,774
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	1,178	2,003	5,228	5,193	3,771	12,401	29,774
Current period gross write-offs	-	-	-	-	-	15	15

Loans Secured by 1-4 Family Residential - Construction
Pass/Watch	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	-
Current period gross write-offs	-	-	-	-	-	-	-

Loans Secured by Commercial Real Estate
Pass/Watch	-	-	-	-	-	597	597
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	-	-	-	597	597
Current period gross write-offs	-	-	-	-	-	-	-

Share Loans
Pass/Watch	-	-	185	-	-	110	295
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	-	-	185	-	-	110	295
Current period gross write-offs	-	-	-	-	-	-	-

All Loans
Pass/Watch	1,178	2,003	5,413	5,193	3,771	13,108	30,666
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$1,178	$2,003	$5,413	$5,193	$3,771	$13,108	$30,666
Current period gross write-offs	$-	$-	$-	$-	$-	$15	$15

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Loans Receivable (continued)

Allowance for Credit Losses on Loans Receivable

The allowance for credit loss (loan losses) represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the statement of financial condition date. The following table summarizes the activity by loan categories as of (dollars in thousands):

	Residential Real Estate Loans		Commercial
March 31, 2025	Mortgage	Construction	Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$173	$3	$9	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(18)	19	(1)	-	-
Ending Balances	$155	$22	$8	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	155	22	8	-	185
Total	$155	$22	$8	$-	$185

	Residential Real Estate Loans		Commercial
March 31, 2024	Mortgage	Construction	Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$175	$15	$10	$-	$200
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	6	(6)	-	-	-
Ending Balances	$181	$9	$10	$-	$200

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	181	9	10	-	200
Total	$181	$9	$10	$-	$200

Allowance for Credit Losses on Unfunded Loan Commitments

The Company considered an adjustment for credit losses on unfunded loan commitments for the periods ended March 31, 2025 and December 31, 2024 to be insignificant.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Loans Receivable (continued)

Related-Party Loans

In the ordinary course of business, the Company has granted loans to principal officers and directors, and entities in which they have significant ownership or management positions. An analysis of the changes in loans to such borrowers for the three months ended March 31, 2025 and year ended December 31,2024 follows (dollars in thousands):

	2025	2024
Balance, Beginning	$1,286	$915
Additions	-	425
Payments	(15)	(54)
Balance, Ending	$1,271	$1,286

3.	Deposits

Certificates of deposit and other time deposits issued in denominations that meet or exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 totaled $1,698,000 and $1,671,000 at March 31, 2025 and December 31, 2024, respectively, and are included in interest-bearing deposits in the statements of financial condition.

A summary of deposit balances by type as of March 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

	Interest Rates as of March 31, 2025	March 31, 2025	December 31, 2024
Now Checking Accounts	0.00-0.20%	$7,800	$8,406
Passbook Savings Accounts	0.01%	2,188	11,548
		9,988	19,954

Certificates of Deposit	0.00-0.99%	1,473	1,538
	1.00-1.99%	19	267
	2.00-2.99%	6	6
	3.00-3.99%	3,713	3,799
	4.00-4.99%	498	746
	5.00-5.99%	1,488	3,225
		7,197	9,581

	Total	$17,185	$29,535

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Deposits (continued)

Time Deposits

At March 31, 2025 and December 31 2024, the scheduled maturities of time deposits were as follows (dollars in thousands):

	2025		2024
Period of Maturity	Amount	Percentage of Total	Amount	Percentage of Total
Within 12 months	$6,897	95.83%	$9,125	95.24%
13 months - 24 months	253	3.51%	365	3.81%
25 months - 36 months	38	0.53%	78	0.81%
37 months - 48 months	9	0.13%	1	0.01%
40 months - 60 months	0	0.00%	12	0.13%
Total	$7,197	100.00%	$9,581	100.00%

Deposits with Related Parties and Concentrations

During the normal course of business, the Company accepts deposits from members of the Board of Directors and officers. As of March 31, 2025 and December 31,2024, these deposits totaled $4,641,254 and $4,705,789. As of March 31, 2025 and December 31, 2024, one customer represented 23% and 16% of the total deposits outstanding, respectively.

Interest-Bearing Deposits

Interest expense on deposits during the three months ended March 31, 2025 and March 31, 2024 was as follows (dollars in thousands):

	2025	2024
Now Accounts	$2	$3
Passbook Accounts	-	-
Certificates of Deposit	79	73
Total	$81	$76

Weighted Average Interest Rate	1.47%	1.45%

The weighted average interest rate on NOW accounts was 0.08%, on passbook savings accounts was 0.01%, and on certificates of deposit was 3.51% as of March 31, 2025. The weighted average interest rate on NOW accounts was 0.04%, on passbook savings accounts was 0.01%, and on certificates of deposit was 3.84% as of December 31, 2024.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Earnings (Loss) Per Share

Common share basic earnings (loss) per share (“EPS”) represents income available or loss attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Net loss of $30,000, which represents the net loss for the period ended March 31, 2025, was used for the purpose of calculating EPS. The weighted average number of common shares outstanding during the period was also calculated as if the common shares were outstanding for the entire period ended March 31, 2025. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from the weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

Denominator:	March 31, 2025
Weighted average common shares outstanding	833,750
Less: Average unearned ESOP shares	66,422
Weighted -average common shares and common stock equivalents used to calculate basic earnings per share	767,328

The Company had no dilutive or potentially dilutive securities during the three months ended March 31, 2025. EPS data is not applicable for the year ended December 31, 2024 as the Company had no outstanding shares.

5.	Off-Statement of Financial Condition Activities

In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Company's statements of financial condition. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the statements of financial condition.

As of March 31, 2025 and December 31, 2024, the Company had commitments to extend credit of $1,782,000 and $1,212,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include commercial and residential real estate, land, accounts receivable, inventory, and property and equipment.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Segment Reporting

The chief decision maker assesses performance for the Company and decides how to allocate resources based on net income, cash and cash equivalents, and capital (retained earnings) that is also reported on the statements of operations and financial condition. The chief operating decision maker uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits. Net income is used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheet as total assets. The results of the operations for the segment are as follows for the periods ended March 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Interest income	$410	$359
Interest expense	81	88
Income before provision for credit losses	329	271
Provision for credit losses	-	-
Income after provision for credit losses	329	271
Other income	9	9
Noninterest expense (see note)	376	303
Income before taxes	(38)	(23)
Income taxes	(8)	(5)
Net income (loss)	$(30)	$(18)
Cash and cash equivalents	$5,076	$1,736
Stockholders’ Equity	$20,120	$13,998

Note: The chief operating decision maker reviews noninterest expense at the level included in the Statement of Operations.

Most of the Company's lending activity is with customers located within the greater New Orleans, Louisiana metropolitan area. Generally, the loans are secured. The loans are expected to be repaid from cash flows, proceeds from the sale of selected assets of the borrowers, or insurance proceeds. The contractual amounts of credit-related financial instruments, such as commitments to extend credit, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless.

7.	Regulatory Matters

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of Currency (“OCC”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Association’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities, and certain off-financial condition items, as calculated under regulatory accounting practices.

The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I core capital (as defined) to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became fully effective for the Association on January 1, 2019. Management believes, as of March 31, 2025, that the Association meets all capital adequacy requirements to which it is subject.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Regulatory Matters (continued)

As of March 31, 2025 the most recent notification from the OCC categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Association’s prompt corrective action category.

The Association's actual capital amounts and ratios as of March 31, 2025 and December 31, 2024 are presented in the table (dollars in thousands):

		Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
March 31, 2025		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	(1)	$20,120	48.79%	$1,649	4.00%	$2,062	5.00%
Common Equity Tier 1	(2)	20,120	113.40%	798	4.50%	1,153	6.50%
Tier 1 Risk-Based Capital	(2)	20,120	113.40%	1,065	6.00%	1,419	8.00%
Total Risk-Based Capital	(2)	$20,305	114.44%	$1,419	8.00%	$1,774	10.00%

December 31, 2024		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	(1)	$13,916	37.80%	$1,472	4.00%	$1,841	5.00%
Common Equity Tier 1	(2)	13,916	73.80%	849	4.50%	1,226	6.50%
Tier 1 Risk-Based Capital	(2)	13,916	73.80%	1,131	6.00%	1,508	8.00%
Total Risk-Based Capital	(2)	$14,101	74.78%	$1,508	8.00%	$1,886	10.00%

(1)	Amounts and ratios to adjusted total assets
(2)	Amounts and ratios to total risk-weighted assets

8.	Fair Value Measures

Under the FASB's authoritative guidance for fair value measurements, the Company must determine the appropriate level in the fair value hierarchy for each fair value measurement. To increase consistency and comparability in fair value measurements, the guidance established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The levels are as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities, exchange-based derivatives, mutual funds, and money market funds.

Level 2: Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange- based derivatives, commingled investment funds not subject to purchase and sale restrictions, and fair-value hedges.

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Fair Value Measures (continued)

Level 3: Unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds subject to purchase and sale restrictions.

Assets and Liabilities Measured on a Non-Recurring Basis

The following describes the hierarchy designation, valuation methodologies, and key inputs for those assets that are measured at fair value on a non- recurring basis:

The following methods and assumptions were used by the Company to estimate fair value of financial instruments (dollars in thousands):

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

Advance, short-term - Fair value approximates carrying value.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

		Fair Value Measures
March 31, 2025	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,076	$5,076	$-	$-
FHLB stock	$355	$-	$355	$-
Loans receivable, net	$30,813	$-	$-	$28,855

Financial liabilities:
Deposits	$17,185	$-	$-	$17,763
Advances, short-term	$-	$-	$-	$-

MAGNOLIA BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Fair Value Measures (continued)

		Fair Value Measures
December 31, 2024	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,937	$9,937	$-	$-
FHLB stock	351	-	351	-
Loans receivable, net	30,627	-	-	28,232

Financial liabilities:
Deposits	$29,536	$-	$-	$25,887
Advances, short-term	-	-	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the business and financial information regarding Magnolia Bancorp Inc, and its wholly owned subsidiary Mutual Savings and Loan Association, which appears elsewhere in this document.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loans and other assets; and

●	estimates of our risks and future costs and benefits.

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

Overview

Magnolia Bancorp, Inc. completed its common stock offering and the conversion of Mutual Savings and Loan Association in January 2025. Magnolia conducts its operations primarily through its wholly owned subsidiary, Mutual Savings and Loan Association. Mutual Savings and Loan Association’s loan portfolio consists primarily of fixed-rate one- to four-family residential mortgage loans that we have originated. The Company intends to continue our focus on originating fixed-rate one- to four-family residential mortgage loans, residential construction loans and home equity lines of credit. In prior years, the Association has also originated commercial real estate loans and multi-family residential loans and intends to hire new loan officers to increase our emphasis on these loans. We also originate share loans, which are loans secured by deposit accounts at Mutual Savings and Loan Association. We generally do not purchase or sell loans. We offer a variety of deposit accounts including checking accounts, NOW accounts and certificates of deposit. Mutual Savings and Loan Association is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (“OCC”).

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations are also affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of rental income, service charges on deposit accounts and other service charges and fees. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, audit and regulatory examination fees, director fees, FDIC deposit insurance premiums, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Federal Reserve Board began increasing its federal funds rate in March 2022 to combat inflation, with 11 increases aggregating 5.25% occurring between March 2022 and July 2023. These increases resulted in substantial increases in market interest rates, including the rates we pay on our certificates of deposit. As interest rates rose during this period, our cost of funds increased and the demand for our fixed-rate loans decreased, resulting in declines in our net interest income. We elected not to match the highest market rates being paid on longer term certificates of deposit in light of the substantial increases in market interest rates, and we shortened the average maturity of our certificates of deposit. In an effort to offset the declines in net interest income during this period, we took steps to control our total non-interest expenses, which decreased in 2023 from 2022 and further decreased in 2024. We expect our non-interest expense to increase as a result of our conversion to a public reporting entity. We incurred a net loss in the first three months of 2025, as non-interest expense increased more than net interest income increased.

In September 2024, the Federal Reserve Board decreased its federal funds rate by 0.50%, which was the first decrease in four years. The federal funds rate decreased by 0.25% in both November and December 2024 to 4.25% in December 2024. Additional rate reductions in the coming months by the Federal Reserve Board are generally expected by the market. We expect these rate reductions will eventually result in declines in our cost of funds. At March 31, 2025, we had $6.9 million of certificates of deposit scheduled to mature within 12 months, with $1.5 million of such short-term certificates of deposit bearing an interest rate of 5.00% or more and with $3.7 million of such short-term certificates having an interest rate between 3.00% and 3.99%. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to increase due to our need to hire additional lending and accounting personnel, and the increased expenses associated with being a public company.

Business Strategy

Our principal objective is to build long-term value for our shareholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service.

Highlights of our current business strategy include:

●

Continue to focus on originating fixed-rate one- to four-family residential mortgage loans and residential construction loans for retention in our portfolio. We are primarily a fixed-rate one- to four-family residential mortgage loan lender for borrowers in our primary market area. Our residential construction loans typically convert to a permanent residential mortgage loan upon completion of the construction. We do not offer adjustable-rate residential mortgage loans, other than home equity loans. At March 31, 2025, $28.8 million or 93.6% of our total loan portfolio consisted of fixed- rate one- to four-family residential mortgage loans. In addition, at March 31, 2025, $406,000 or 1.3% of our total loan portfolio consisted of adjustable-rate home equity loans. We expect residential mortgage lending to remain our primary lending activity.

●

Modestly increase our commercial real estate loan portfolio. To a limited extent, we have originated commercial real estate loans. At March 31,2025, $569,000 or 1.8% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one- to four-family residential mortgage loans.

●

Modestly increase our multi-family residential loan portfolio. To a limited extent, we have originated multi-family residential loans. At March 31, 2025, $285,000 or 0.9% of our total loan portfolio consisted of multi-family residential loans. Multi-family residential loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one- to four-family residential mortgage loans.

●

Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At March 31, 2025, we had only four loans aggregating $345,000 that were 30 days or more delinquent.

●

Continue efforts to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $10.0 million or 58.1% of total deposits at March 31, 2025. Of this amount, $1.0 million or 5.8% of total deposits consisted of non-interest-bearing NOW accounts.

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

●

Grow organically and through opportunistic branching opportunities. We intend to grow our balance sheet organically on a managed basis, and with the capital we raised in the stock offering which we expect will enable us to increase our lending capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and shareholder returns. These opportunities may include establishing loan production offices, establishing new branch offices, and/or acquiring branch offices. The capital we raised in the stock offering is expected to help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policy discussed below to be our critical accounting policy. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups (“JOBS”) Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

We consider the accounting policy for the allowance for credit losses to be our critical accounting policy. Under the CECL methodology, the allowance for credit losses represents management’s estimate of lifetime credit losses on loans as of the balance sheet date using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. See note 1 of the notes to the consolidated financial statements appearing elsewhere in this report for a detailed discussion of this critical accounting policy.

Internal Control Over Financial Reporting

We identified material weaknesses in our internal control over financial reporting with respect to our allowance for credit losses that existed as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. We concluded that our procedures were not effective as of December 31, 2024, and we identified the following material weaknesses in our internal control over financial reporting:

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

●

We did not design and maintain effective controls regarding significant accounts, transaction cycles and disclosures to ensure policies and procedures designed to mitigate the risks to the achievement of objectives are carried out; and

●

We did not design and maintain effective information technology general controls ("ITGC") which could result in misstatements potentially impacting all financial statement accounts and disclosures. Specifically, user access controls were not appropriately designed and maintained to adequately restrict user and privileged access to financial applications and data to the appropriate personnel, segregation of duties over preparation and review of journal entries, and access to critical spreadsheets and similar end-user data files is not restricted and is accessible by all personnel of Mutual Savings and Loan Association.

These material weaknesses could result in a misstatement in our financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.

We have taken steps to remediate these material weaknesses, including hiring a Director of Compliance and Internal Audit in May 2023 with over 25 years of experience as a compliance director and internal auditor in several financial institutions and with a bank consulting practice. The Compliance Director is responsible for evaluating policies and procedures, has direct access to the board of directors and does not have direct duties relating to financial accounting and reporting. We currently are assessing and improving our processes and control procedures to ensure they will operate at an acceptable level of assurance, including implementing a more formal risk assessment process and revising our monitoring programs relating to financial accounting and reporting, providing for additional documentation of internal controls, formalizing documentation of certain review and approval processes, and providing for additional written documentation. As part of our remedial measures to address these material weaknesses, we have (a) implemented a robust internal control environment that is appropriate for the size and operational complexity of the Company, (b) written or revised 90% of our policies, including compliance, bank secrecy, information security, liquidity, audit and loan policies, (c) performed an enterprise risk management assessment, including an assessment of cash, employee integrity, branch security, loan and deposit accounts, website, wires, information security and compliance management systems, (d) provided training to all employees in the areas of general banking, safety and soundness, loans, deposits, compliance and bank secrecy, as well as training to the board of directors on banking laws and regulations (including the bank secrecy act), overall banking and privacy, and (e) revised our monitoring programs to focus on areas of higher risk, with an increased emphasis in the areas relating to financial accounting and reporting. In addition, our Director of Compliance and Internal Audit has completed audits of compliance laws and operations while maintaining her independence, with her findings discussed at the monthly meetings of our board of directors.

We did not experience any adverse changes in our internal controls during the quarter ended March 31. 2025 and we did not identify any additional material weaknesses in our internal controls as of March 31, 2025.

Selected Financial Data

The following tables set forth selected historical financial and other data of Magnolia Bancorp, Inc. for the periods and at the dates indicated. The information at March 31, 2025, and for the three months ended March 31, 2025 and 2024, is not audited, but in the opinion of management includes all adjustments necessary for a fair presentation. All of these adjustments are normal and recurring. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected or realized for the entire year. The financial data as of March 31, 2025 and for the quarter ended March 31, 2025 is presented on a consolidated basis and includes both Magnolia Bancorp and Mutual Savings. Because the conversion of the Association from mutual to stock form was not completed until January 14, 2025, the data as of December 31, 2024 and for the quarter ended March 31, 2024 is for the Association only. The information at December 31, 2024 is derived in part from, and should be read together with, the audited financial statements of the Association and related notes included on our Form 10-K which we filed for the year ended December 31, 2024.

	As of March 31, 2025	As of December 31, 2024
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$37,894	$43,962
Cash and cash equivalents	5,076	9,940
FHLB stock	355	351
Loans receivable, net	30,813	30,627
Total deposits	17,185	29,535
Total equity	$20,120	$13,916

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Selected Operating Data:
Total interest income	$410	$359
Total interest expense	81	88
Net interest income	329	271
Provision for credit losses	-	-
Net interest income after provision for credit losses	329	271
Total non-interest income	9	9
Total non-interest expense	376	303
Income (loss) before income taxes	(38)	(23)
Income tax provision (benefit)	(8)	(5)
Net income (loss)	$(30)	$(18)

	At or For the Three Months Ended March 31,
	2025	2024

Selected Performance Ratios:(1)
Average yield on interest-earning assets	4.29%	4.22%
Average rate on interest-bearing liabilities	1.83	1.67
Average interest rate spread(2)	2.46	2.55
Net interest margin(2)	3.45	3.19
Average interest-earning assets to average interest-bearing liabilities	215.87	161.58
Net interest income after provision for credit losses to non-interest expense	87.50	89.44
Total non-interest expense to average assets	3.65	3.39
Efficiency ratio(3)	111.24	108.21
Return on average assets (ratio of net income to average total assets)	(0.58)	(0.20)
Return on average equity (ratio of net income to average equity)	(0.63)	(0.51)

Asset Quality Ratios:(4)
Non-performing loans as a percent of total loans receivable(5)	0.00%	0.11%
Non-performing assets as a percent of total assets(5)	0.00	0.08
Allowance for credit losses as a percent of total loans outstanding	0.60	0.65
Allowance for credit losses as a percent of non-performing loans	N/A	589.24
Net charge-offs to average loans receivable	0.00	0.00

Capital Ratios:(4)
Common equity Tier 1 capital (to risk-weighted assets)	113.40%	71.53%
Tier 1 leverage (core) capital (to adjusted tangible assets)	113.40	71.53
Tier 1 risk-based capital (to risk-weighted assets)	114.44	72.56
Average equity to average assets	48.79	39.12

Other Data:
Banking offices	2	2
Full-time equivalent employees	8	7

__________________________

(1)

With the exception of end-of-period ratios, all ratios are based on average weekly balances during the indicated periods. Ratios for the three months ended March 31, 2025 and 2024 have been annualized.

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
(5)

Non-performing assets consist of non-performing loans. Magnolia Bancorp, Inc. did not have any real estate owned as of the dates indicated. Non-performing loans consist of all loans 90 days or more past due. It is our policy to cease accruing interest on all loans 90 days or more past due. Real estate owned consists of real estate acquired through foreclosure, real estate acquired by acceptance of a deed-in-lieu of foreclosure.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets were $37.9 million at March 31, 2025, a decrease of $6.1 million, or 13.9%, from $44.0 million at December 31, 2024. This decrease is primarily due to a decrease of $4.9 million or 48.9% in cash and cash equivalents and a decrease of $1.4 million or 92.4% in other assets. The decrease was partially offset by an increase of $0.2 million or 0.5% in net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $4.9 million, or 48.9%, to $5.1 million at March 31, 2025 from $9.9 million at December 31, 2024. As market interest rates continued to remain at relatively high rates and in light of the reduced demand for our fixed-rate mortgage loans, we elected not to match the highest market rates being paid on longer term deposits, which led to deposit outflows. We used our excess liquidity to fund the decrease in deposits. Our cash and cash equivalents were 13.4% of total assets at March 31, 2025 compared to 22.6% of total assets at December 31, 2024.

Loans Receivable, Net. Loans receivable, net, increased by $0.2 million, or 0.7%, to $30.8 million at March 31, 2025 from $30.6 million at December 31, 2024. During the first three months of 2025, our total loan originations increased by $835,000, or 354%, from $236,000 during the first three months of 2024. Our originations of one- to-four family residential loans increased by $1.0 million in the first three months of 2025 compared to the first three months of 2024, as the demand for our fixed-rate loans increased compared to the first three months of 2024. We originated $51,000 of home equity lines of credit in the first three months of 2025 compared to $180,000 of such originations in the first three months of 2024. These home equity lines of credit mature or reprice within one year.

Deposits. Total interest-bearing deposits decreased by $11.7 million, or 41.9%, to $16.2 million at March 31, 2025 from $27.9 million at December 31, 2024. Core deposits (defined as deposits other than certificates of deposit) decreased by $10.0 million, or 50.0%, to $10.0 million at March 31, 2025 from $20.0 million at December 31, 2024. The decline in core deposits was primarily due to the completion of the conversion, which resulted in $7.7 million on deposit at the Association being used to purchase shares of common stock of Magnolia Bancorp (with the remaining shares purchased with a loan to the ESOP), and an additional $1.4 million of deposits being refunded to purchasers in the over-subscribed community offering. To a lesser extent, the decrease was also partially due to our lower-cost savings accounts and NOW accounts being less attractive in the current high-interest rate environment. Certificates of deposit decreased by $2.4 million, or 24.9%, to $ 7.2 million at March 31, 2025 from $9.6 million at December 31, 2024. Certificates of deposit decreased primarily due to payoffs of maturing QuickRate certificates of deposit.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits, but market conditions affected this strategy during the first three months of 2025. Non-interest-bearing deposits, which are part of our total core deposits, decreased by $672,000, or 40.0%, to $1.0 million at March 31, 2025 from $1.7 million at December 31, 2024. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer deposits.

Borrowings. We had no FHLB advances at March 31, 2025 or December 31, 2024. We have a line of credit totaling $15.5 million with the FHLB for advances which are secured by a blanket collateral agreement covering substantially all of our loans receivable.

Total Equity. Total equity increased by $6.2 million, or 44.5%, to $20.1 million at March 31, 2025 from $13.9 million at December 31, 2024. The increase resulted from the proceeds of the conversion in January 2025 of $8.3 million less the $1.4 million in stock offering costs and $667,000 in unearned ESOP compensation, which was partially offset by our net loss of $30,000. Because we do not have any investment securities other than our FHLB stock, we do not have any accumulated other comprehensive income or loss.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. As we did not own any tax-exempt securities during the periods presented, no yield adjustments were made. All average balances are based on weekly balances. Management does not believe that the weekly averages differ significantly from what the daily averages would be.

		Three Months Ended March 31,
	Yield/Rate at December 31, 2024	2025			2024
		Average		Average Yield/	Average		Average Yield/
		Balance	Interest	Rate	Balance	Interest	Rate(1)
		(dollars in thousands)
Interest-earning assets:
Loans receivable(1)	4.40%	$30,894	$331	4.29%	$32,101	$334	4.16%
Investment securities(2)	5.54	355	4	4.51	338	5	5.92
Other interest-earning assets	4.40	6,946	75	4.32	1,654	20	4.84
Total interest-earning assets	4.40	38,195	410	4.29	34,093	359	4.22
Non-interest-earning assets		3,041			1,690
Total assets		$41,236			$35,783
Interest-bearing liabilities:
Savings and NOW accounts(3)	0.10	$9,080	2	0.09	$11,087	3	0.11
Certificates of deposit	3.84	8,612	79	3.67	9,195	73	3.18
Total deposits	1.52	17,692	81	1.83	20,282	76	1.50
FHLB advances	-	-	-	0.00	818	12	5.87
Total interest-bearing liabilities	1.40	17,692	81	1.83	21,100	88	1.67
Non-interest-bearing liabilities		4,380			676
Total liabilities		22,072			21,776
Retained earnings		19,164			14,007
Total liabilities and retained earnings		$41,236			$35,783
Net interest-earning assets		$20,503			$12,993
Net interest income: average interest spread	2.90%		$329	2.46%		$271	2.55%
Net interest margin(4)				3.45%			3.18%
Average interest-earning assets to average interest-bearing liabilities				215.89%			161.58%

(Footnotes on next page)

___________________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes FHLB Stock.
(3)	Includes non-interest-bearing NOW amounts, which amounted to $6,799,000 at March 31, 2025 and $1,683,000 at March 31, 2024.
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

	Three Months Ended March 31, 2025
	compared to
	Three Months Ended March 31, 2024
	Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)

Interest income:
Loans receivable	$9	$(12)	$(3)
Investment securities	(1)	0	(1)
Other interest-earning assets	(2)	57	55
Total interest income	6	45	51
Interest expense:	-	-	-
Savings and NOW accounts	0	(1)	(1)
Certificates of deposit	11	(5)	6
Total deposits	11	(6)	5
FHLB advances	-	(12)	(12)
Total interest expense	11	(18)	(7)
Increase (decrease) in net interest income	$(5)	$63	$58

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. We had a net loss of $30,000 for the first three months of 2025 compared to a net loss of $18,000 for the first three months of 2024. This $12,000 increase in the net loss was due to an increase of $73,000 in total non-interest expense, which was partially offset by an increase of $58,000 in net interest income and an increase of $3,000 in the income tax benefit. With the high level of interest rates in recent periods, our cost of funds increased and the demand for our fixed-rate loans decreased, resulting in higher interest cost and a decrease in our loan portfolio. On September 18, 2024, the Federal Reserve Board decreased its federal funds rate by 0.50%, which was the first decrease in four years, and which was followed by two additional decreases in the fourth quarter of 2024. Additional rate reductions in the coming months by the Federal Reserve Board are widely expected by the market. We expect these rate reductions will eventually result in declines in our cost of funds and improvement in our net interest income. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to increase following the conversion due to our need to hire additional lending and accounting personnel and the increased expenses associated with being a public company.

Interest Income. Interest income increased by $51,000 or 14.4% to $410,000 in the first three months of 2025 from $359,000 in the first three months of 2024. The increase in interest income was due to an increase of $55,000 or 284.1% in other interest on deposits with other banks and cash equivalents, as the average balance increased by $5.3 million or 320% due to the conversion proceeds. Our cash and cash equivalents were $5.1 million at March 31, 2025 and were less than the $6.9 million average balance during the quarter ended March 31, 2024 as we used a portion of our excess liquidity to fund deposit outflows. This increase was partially offset by decreases of $3,000 or 1.1% in interest on loans and $1,000 or 20.0% in dividends on FHLB stock.

The decreased interest on loans was due to a $1.1 million or 3.5% decrease in the average loan balance, as demand for our fixed-rate loans remained weak throughout 2024. The decrease in the average balance was partially offset by an increase in the average yield to 4.29% in the first three months of 2025 compared to 4.16% in the first three months of 2024, as the average yield on new loan originations exceeded the average yield on repayments of older loans. Our total loan originations increased in the three months ended March 31, 2025 by $835,000, or 354%, from $236,000 for the three months ended March 31, 2024, as the demand for our fixed-rate loans began to increase. Market interest rates for fixed-rate loans currently exceed the average yield on our loan portfolio

The decreased dividends on our FHLB stock were primarily due to a decrease in the average yield on this stock to 4.51% in the first three months of 2025 compared to 5.92% in the first three months of 2024. The lower yield was partially offset by an increase in the average outstanding balance of $17,000 or 5.07% in the first three months of 2025 compared to the first three months of 2024, as we were required to purchase additional FHLB stock in connection with our dividends in FHLB stock.

Interest Expense. Total interest expense decreased by $7,000 or 6.9% to $81,000 for the three months ended March 31, 2025 from $88,000 for the three months ended March 31, 2024. The decrease was primarily due to the decrease of $12,000 in interest expense on FHLB advances in the three months ended March 31, 2025 compared to March 31, 2024 which was partially offset by an increase of $5,000 in interest expense on interest-bearing deposits. The increase in interest expense on interest bearing-deposits was due to an increase in the average rate paid on interest bearing deposits of 0.33% in 2025 which was offset by a decrease in the average balance of interest-bearing deposits of $2.6 million to $17.7 million for the three months ended March 31, 2025 from $20.3 for the three months ended March 31, 2024.

At March 31, 2025, $6.9 million or 95.8% of our total certificates of deposit were scheduled to mature within the following 12 months. Approximately 99.3% of our certificates of deposit at March 31, 2025 had a remaining maturity of less than 24 months. We shortened the average maturity of our certificates of deposit in anticipation of market interest rates beginning to decline. If the Federal Reserve Board continues to reduce its federal funds rate and market interest rates on new certificates of deposit decrease from current levels, we expect these rate reductions will eventually result in declines in our cost of funds.

The interest expense on our certificates of deposit increased to $79,000 in the first three months of 2025 from $73,000 in the first three months of 2024. This increase in interest expense of $6,000 was due to the average rate paid on certificates of deposit increasing to 3.67% in the first three months of 2025 from 3.18% in the first three months of 2024, reflecting higher market rates of interest. The higher rate paid in 2025 was partially offset by a $583,000 or 6.34 % decrease in the average balance of certificates of deposit in the first three months of 2025 from the first three months of 2024, as we used the proceeds of the common stock offering to fund maturing certificates of deposit in the first three months of 2025. The non-interest-bearing deposits included in our core deposits decreased to $1.0 million at March 31, 2025 from $8.2 million on March 31, 2024.

There was no interest expense on FHLB advances during the three months ended March 31, 2025 compared to $12,000 in the three months ended March 31, 2024, as there were no outstanding FHLB advances in the three months ended March 31, 2025 compared to $500,000 in the three months ended March 31, 2024. All of our outstanding FHLB advances were repaid upon maturity prior to December 31, 2025.

Net Interest Income. Net interest income increased by $58,000 , or 21.4%, to $329,000 for the three months ended March 31, 2025 compared to $271,000 for the three months ended March 31, 2024. The increase was primarily due to a $5.0 million or 39.1% increase in the average balance of our net interest earning assets, reflecting the completion of the Association’s conversion from mutual to stock form and the issuance of the Company’s common stock. The increase in the average balance was partially offset by the average interest rate spread declining to 2.46% for three months ended March 31, 2025 from 2.55% for the three months ended March 31, 2024, as the average rates paid on our deposits and FHLB advances increased substantially faster than the average yield on our loan portfolio. Although the average yield on interest-earning assets increased from 4.22% in the three months ended March 31, 2024 to 4.29% in the three months ended March 31, 2025, it was more than offset by an increase in the average rate paid on interest-bearing liabilities, which increased from 1.67% in the three months ended March 31, 2024 to 1.83% in the three months ended March 31, 2025

Provision for Credit Losses. We made no provision for credit losses in either the three months ended March 31, 2025 or March 31, 2024. We had no loan charge-offs in either the three months ended March 31, 2025 or March 31, 2024. Our total non-performing assets and our total classified loans as of March 31, 2025 and March 31, 2024 were $0 and $34,000, respectively. The allowance for credit losses was $185,000 at March 31, 2025 and 588.24% of non-performing assets at March 31, 2024. As of March 31, 2025, we had four loans totaling $345,000 that were 30 days or more delinquent, compared to one loan for $354,000 that was 30 days or more delinquent at December 31, 2024. No additional provision for credit losses was deemed necessary in the loan portfolio.

Non-interest Income. Non-interest income totaled $9,000 for both the first three months of 2025 and the first three months of 2024. A nominal decrease in deposit service charges and fees was offset by a nominal increase in rental income, as we rent a portion of the parking lot at our main office building.

Non-interest Expense. Non-interest expense increased by $73,000, or 24.1%, to $376,000 for the three months ended March 31, 2025 compared to $303,000 for the three months ended March 31, 2024. The increase in non-interest expense in the first three months of 2025 was primarily due to increases of:

●	$44,000 or 293.3% in audit and regulatory examination fees,
●	$29,000 or 725.0 % in other general and administrative expenses.
●	$4,000 or 8.0% in occupancy and equipment expense,
●	$3,000 or 30.0% in FHLB and DDA charges

The above increases were partially offset by decreases of

●	$6,000 or 3.1% in salaries and employee benefits and
●	$2,000 or 8.7% in data processing

The increase in audit and regulatory examination expense resulted primarily from additional professional fees related to preparation and filing of public company filings. The increase in the other general and administrative expenses resulted primarily from a $22,000 increase in legal expenses. The decrease in salaries and employee benefits in the first three months of 2025 was primarily due to the reduction in salary expense of our chief financial officer partially offset by additional costs related to the hiring of an additional accounting employee. Advertising expense decreased in the first three months of 2025 as we were not actively seeking new certificates of deposit in the current interest rate environment.

Income Tax Provision (Benefit). We had an income tax benefit of $8,000 for the first three months of 2025 compared to an income tax benefit of $5,000 for the first three months of 2024. The tax benefit in the first three months of 2025 represented an effective tax rate of 21.3% on our pre-tax loss of $38,000 for such period, and our tax benefit for the first three months of 2024 represented an effective tax rate of 21.7% on our pre-tax loss of $23,000 for such period. At March 31, 2025 and March 31, 2024, we had a net deferred tax liability of $13,000 and $48,000.

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

The following table sets forth, as of March 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

As of March 31, 2025
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
Change in Interest	Estimated EVE (2)			EVE Ratio (4)	Increase (Decrease) (basis points)
Rates (basis points) (1)		Amount	Percent
		(dollars in thousands)

400	$12,771	$(4,785)	(27.25)%	42.09%	(679)
300	13,910	(3,646)	(20.77)	43.94	(495)
200	15,124	(2,431)	(13.85)	45.75	(313)
100	16,374	(1,182)	(6.73)	47.45	(143)
50	16,988	(567)	(3.23)	48.24	(65)

Level	17,555	-	-	48.88	-

(50)	18,011	456	2.60	49.26	37
(100)	18,378	823	4.69	49.47	59
(200)	18,846	1,291	7.35	49.49	60
(300)	18,898	1,343	7.65	48.88	(0.20)

_________________________

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that as of March 31, 2025, we would have experienced a 13.85% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 7.35% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Net Interest Income Analysis. In addition to modeling changes in net portfolio value, we also analyze potential changes to net interest income (“NII”) for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of March 31, 2025.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(dollars in thousands)

300bp	$1,061	$(105)	(8.99)%
200	1,097	(69)	(5.92)
100	1,133	(34)	(2.88)
Static	1,166	-	-
(100)	1,177	10	0.90
(200)	1,165	(1)	(0.12)
(300)	1,118	(48)	(4.12)

The above table indicates that as of March 31, 2025, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the 12 months ending March 31, 2026 would be expected to decrease by $105,000 or 8.99%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans, and to a lesser extent borrowings. We have the ability to borrow from the Federal Home Loan Bank of Dallas. At March 31, 2025 all advances outstanding during the period matured and were paid.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and lending activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the three months ended March 31, 2025, cash flows from operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $4.9 million or 48.9% from December 31, 2024. The decrease in cash and cash equivalents was due to operating activities using $32,000 of cash, investing activities using $186,000 of cash, and financing activities using $4.6 million of cash. Operating activities decreased primarily due to fluctuations in operating assets and liabilities and non-cash operating changes in account balances. Investing activities decreased cash by $186,000 as a result of the net change in loans receivable. Financing activities used $3.4 million of cash to fund deposit outflows, $1.4 million in refunds of stock subscriptions and $137,000 in stock issuances costs paid, which amounts were partially offset by $186,000 of proceeds from stock subscription conversion deposits and a $166,000 increase in advances from borrowers for insurance and taxes. The $4.9 million reduction in cash and cash equivalents during the three months ended March 31, 2025 to $5.1 million contributed to the reduction in total assets to $37.9 million from $44.0 million at December31, 2024.

We believe we maintain a strong liquidity position, and we are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits can be retained. At March 31, 2025, certificates of deposit that are scheduled to mature on or before March 31, 2026 totaled $6.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

At March 31, 2025, Mutual Savings was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 7 of the notes to the unaudited consolidated financial statements as of and for the three months ended March 31, 2025.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2025. When we disburse funds pursuant to outstanding commitments, those disbursements increase our outstanding loans and are treated as loan originations in the period in which the funds are disbursed.

	Total Amounts Committed at March 31, 2024	Amount of Commitment Expiration - Per Period
		To	1-3	Over 3 to 5	After 5
		1 Year	Years	Years	Years
	(dollars in thousands)

Letters of credit	$-	$-	$-	$-	$-
Unused lines of credit	1,504	-	-	-	1,504
Undisbursed portion of loans in process	278	278	-	-	-
Commitments to originate loans	-	-	-	-	-
Total commitments	$1,782	$278	$-	$-	$1,504

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at March 31, 2025.

	As of March 31, 2024	Payments Due by Period
		To	1-3	Over 3 to 5	After 5
		1 Year	Years	Years	Years
	(dollars in thousands)

Certificates of deposit	$7,197	$6,897	$291	$9	$-
FHLB advances	-	-	-	-	-
Total long-term debt	$7,197	$6,897	$291	$9	$-
Operating lease obligations	-	-	-	-	-
Total contractual obligations	$7,197	$6,897	$291	$9	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s controls and procedures were not effective due to the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.”

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows to address the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.” We are currently assessing and improving our processes and control procedures to ensure they operate at an acceptable level of assurance. Re-assessment of segregation of duties has been performed including formalizing controls and procedures. Technology controls are under review, including reassessing access rights and related processes.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31,2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

No.	Exhibits	Location
3.1	Articles of Incorporation of Magnolia Bancorp, Inc.	(1)
3.2	Bylaws of Magnolia Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Magnolia Bancorp, Inc.	(1)
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	(2)
10.1	Employment Agreement by and between Magnolia Bancorp, Inc. and Mutual Savings and Loan Association and Michael L. Hurley	(1)
10.2	Employment Agreement by and among Magnolia Bancorp, Inc., Mutual Savings and Loan Association and Anita C. Cambre	(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________________________

*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on August 27, 2024, as amended, and declared effective on November 8, 2024 (File No. 333-281796).
(2)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on January 14, 2025 (File No. 333-281796).

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Magnolia Bancorp, Inc.
(Registrant)

May 14, 2025	/s/Michael L. Hurley
Date	Michael L. Hurley
President and Chief Executive Officer

May 14, 2025	/s/Anita C. Cambre
Date	Anita C. Cambre
Vice President and Chief Financial Officer