Form 10-Q
period 2025-06-30
Magnolia Bancorp, Inc.
filed 2025-08-12
CIK 2033615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

☐    Yes         ☒ No

Number of shares of common stock outstanding as of August 12, 2025: 833,750

Item 1. Financial Statements

MAGNOLIA BANCORP, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and due from banks	$4,161	$9,940
Loans receivable	31,138	30,812
Allowance for credit losses	(185)	(185)
Loans receivable, net	30,953	30,627

Accrued interest receivable	61	68
Property and equipment, net	1,477	1,506
Federal Home Loan Bank stock, at cost	359	351
Other assets	95	1,470
TOTAL ASSETS	$37,106	$43,962

LIABILITIES
Deposits:
Interest-bearing deposits	$15,495	$27,852
Non-interest-bearing deposits	868	1,683
Advance payments by borrowers for insurance and taxes	584	343
Accrued expense and other liabilities	78	168
Total Liabilities	17,025	30,046

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value - 6,000,000 shares authorized; 833,750 issued and outstanding at June 30, 2025	8	-
Additional paid-in capital	6,879	-
Unearned ESOP compensation- 65,588 shares	(656)	-
Retained earnings	13,850	13,916
Total Stockholders' Equity	20,081	13,916

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,106	$43,962

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$334	$338	$665	$673
Other	62	29	141	52
Total interest income	396	367	806	725
Interest Expense
Deposits	62	89	143	165
Advances	-	7	-	19
Total interest expense	62	96	143	184
Net interest income	334	271	663	541
Provision for credit losses	-	-	-	-
Net interest income after provision for credit losses	334	271	663	541
Noninterest Income
Service charges on deposit accounts	2	2	4	3
Other income	6	6	13	13
Total noninterest income	8	8	17	16
Noninterest Expense
Salaries and employee benefits	187	179	375	372
Occupancy and equipment	33	34	64	69
Data processing	29	26	57	51
Audit and regulatory examination fees	67	14	126	29
General insurance	23	13	44	27
Legal fees	11	-	33	-
Advertising	17	-	18	1
Automobile depreciation and expense	6	7	13	12
Correspondent charges	4	5	9	10
Other expenses	9	9	23	17
Total noninterest expense	386	287	762	588
Loss before income taxes	(44)	(8)	(82)	(31)
Income tax benefit	(8)	(2)	(16)	(7)
Net Loss	$(36)	$(6)	$(66)	$(24)

Earnings (loss) per share - basic and diluted	$(.05)	$-	$(.09)	$-
Weighted average shares outstanding	767,884	-	767,606	-

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(dollars in thousands)

	Common Shares Issued	Common Stock	Additional paid-in capital	ESOP Unearned Compensation	Retained Earnings	Total Stockholders' Equity
Balance, March 31, 2024	-	$-	$-	$-	$13,998	$13,998
Net loss	-	-	-	-	(6)	(6)
Balance, June 30, 2024	-	$-	$-	$-	$13,992	$13,992

Balance, March 31, 2025	833,750	$8	$6,887	$(661)	$13,886	$20,120
Issuance cost of common stock	-	-	(8)	-	-	(8)
ESOP shares committed to be released	-	-	-	5	-	5
Net loss	-	-	-	-	(36)	(36)
Balance, June 30, 2025	833,750	$8	$6,879	$(656)	$13,850	$20,081

Balance, December 31, 2023	-	$-	$-	$-	$14,016	$14,016
Net loss	-	-	-	-	(24)	(24)
Balance, June 30, 2024	-	$-	$-	$-	$13,992	$13,992

Balance, December 31, 2024	-	$-	$-	$-	$13,916	$13,916
Issuance of common stock (net of issuance costs of $1.4 million)	833,750	8	6,879	-	-	6,887
Purchase of common shares for ESOP, 66,700 shares	-	-	-	(667)	-	(667)
ESOP shares committed to be released	-	-	-	11	-	11
Net loss	-	-	-	-	(66)	(66)
Balance, June 30, 2025	833,750	$8	$6,879	$(656)	$13,850	$20,081

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66)	$(24)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	29	39
FHLB stock dividends	(8)	(9)
Net change in:
Accrued interest receivable and other assets	78	(344)
Accrued expenses and other liabilities	(90)	102
Net cash used in operating activities	(57)	(236)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in loans receivable, net	(326)	455
Net cash provided by (used in) investing activities	(326)	455

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	(4,251)	(829)
Refund of stock subscriptions	(1,428)	-
Proceeds from stock conversion deposited	187	-
Increase in advances by borrowers for insurance and taxes	241	145
Proceeds on FHLB advances, net	-	350
Stock issuance costs paid	(145)	-
Net cash used in financing activities	(5,396)	(334)

Net change in cash and cash equivalents	(5,779)	(115)
Cash and cash equivalents, beginning of period	9,940	1,710
Cash and cash equivalents, end of period	$4,161	$1,595

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$144	$184
Proceeds from stock issuance, net of offering costs	6,887	-

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magnolia Bancorp, Inc. (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, general practices within the financial services industry, and instructions for Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the audited financial statements of Mutual Savings and Loan Association (the “Association”) and notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2024.

Certain amounts classified within noninterest expense categories in prior periods have been reclassified to conform to the current period presentation. Such reclassifications within noninterest expense categories had no effect on previously reported equity or net income.

Description of Business

The Company is a holding company for Mutual Savings and Loan Association. Mutual Savings and Loan Association was formed in 1885. The Association provides financial services primarily to individuals, mainly through the origination of loans for one- to four-family residences through its two branches located in the metropolitan New Orleans area. During 2007, the Association became a federally chartered savings and loan association. The Association also accepts deposits in the form of passbook savings, certificates of deposit and NOW accounts.

The Company was incorporated as a Louisiana corporation in May 2024 in connection with the Association’s conversion from mutual to stock form. On January 14, 2025, the Association completed its conversion from a mutual savings and loan association to a stock savings and loan association and became a wholly owned subsidiary of Magnolia Bancorp. Prior to completion of the conversion, Magnolia Bancorp did not engage in any active business. Magnolia Bancorp issued 833,750 shares of its common stock in subscription and community offerings for $10.00 per share, including 66,700 shares purchased by its ESOP. The funds received in the subscription and community offerings were initially held in a deposit account at the Association, which resulted in a temporary increase in the Association’s total deposits as of December 31, 2024. In connection with the completion of the conversion, $7.7 million on deposit at the Association was used to purchase shares of common stock of Magnolia Bancorp (with the remaining shares purchased with a loan to the ESOP), and an additional $1.4 million of deposits were refunded to purchasers in the over-subscribed community offering. The net proceeds of the offering were approximately $6.9 million, and Magnolia Bancorp used 50% of the net proceeds to purchase all of the Association’s newly issued common stock.

Upon completion of the conversion, Magnolia Bancorp made a loan to the ESOP in the amount of $667,000, which the ESOP used to purchase 66,700 shares of common stock of Magnolia Bancorp. It is anticipated that contributions will be made to the ESOP in amounts necessary to amortize the debt to Magnolia Bancorp over a period of 30 years. Employees who have worked at least 1,000 hours in the first year of employment and who have attained at least the age of 21 are eligible to participate in the ESOP. The leveraged ESOP is accounted for in accordance with the guidance under ASC 718, Compensation – Stock Compensation. Under ASC 718, unearned ESOP shares are not considered outstanding for financial reporting purposes and are shown as a reduction of stockholders’ equity as ESOP unearned compensation. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the differential is an adjustment to additional paid in capital within stockholders’ equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to Magnolia Bancorp will not be reported as an asset nor will the debt of the ESOP be shown as a liability.

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial condition, results of operations, changes in equity, and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as previously disclosed in its Annual Report for the year ended December 31, 2024.

Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with in other institutions and highly liquid debt instruments with original maturities of three months or less.

Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness by requiring additional categories of information about federal, state, and foreign income taxes to be included in the rate reconciliation and by requiring more detail to be disclosed on certain reconciling item categories that meet a quantitative threshold. Additionally, the amendment requires all entities to annually disclose disaggregated information about income taxes paid using specific quantitative thresholds and income tax expense (or benefit) from continuing operations. The amendments in this update are effective for annual periods beginning after December 15, 2024. Entities should apply the amendments on a prospective basis and retrospective application is permitted. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s consolidated results of operations or financial condition.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” to improve the disclosures about a public business entity’s expenses in commonly presented expense captions. The amendments in this update require disclosure of specified information about certain costs and expenses in the notes to consolidated financial statements. Disclosure requirements also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, among other items. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. This update, as amended, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the consolidated financial statements. The Company is currently assessing the provisions of this guidance. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s consolidated results of operations or financial condition.

Note 2. Loans Receivable

A summary of the balances of loans as of June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
	2025	2024
	(dollars in thousands)
Residential real estate	$29,821	$29,774
Construction	386	-
Commercial real estate	539	597
Total real estate loans	30,746	30,371
Share Loans	221	295
Total loans	30,967	30,666
Unamortized, net deferred loan costs	171	146
Less allowance for credit losses	(185)	(185)
Loans receivable, net	$30,953	$30,627

Loans are stated at the amount of unpaid principal net of unamortized loan costs and exclude accrued interest. Accrued interest is reflected in the accrued interest line item on the consolidated statements of financial condition.

The following tables present an analysis of past due loans as of as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$266	$73	$29,482	$29,821	$-
Construction	-	-	386	386	-
Commercial real estate	-	-	539	539	-
Share Loans	-	-	221	221	-

Loans receivable, total	$266	$73	$30,628	$30,967	$-

	As of December 31, 2024
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$354	$-	$29,420	$29,774	$-
Construction	-	-	-	-	-
Commercial real estate	-	-	597	597	-
Share Loans	-	-	295	295	-

Loans receivable, total	$354	$-	$30,312	$30,666	$-

Nonaccrual loans for which no related allowance for loan losses was recorded totaled $73,000 at June 30, 2025 and consisted of residential real estate. There are no non-accrual loans as of December 31, 2024. The amount of interest income that would have been recorded in the six months ended June 30, 2025 and 2024 is not material.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.

The following table reflects loans by credit quality indicator and origination year at June 30, 2025:

June 30, 2025 (dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate:
Pass/Watch	$1,628	$1,256	$1,960	$5,154	$5,074	$14,749	$29,821
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$1,628	$1,256	$1,960	$5,154	$5,074	$14,749	$29,821
Current period gross charge-offs	-	-	-	-	-	-	-

Construction:
Pass/Watch	$386	$-	$-	$-	$-	$-	$386
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$386	$-	$-	$-	$-	$-	$386
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$-	$-	$-	$-	$-	$539	$539
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$539	$539
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$-	$167	$-	$54	$221
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$167	$-	$54	$221
Current period gross charge-offs	-	-	-	-	-	-	-

Total Loans:
Pass/Watch	$2,014	$1,256	$1,960	$5,321	$5,074	$15,342	$30,967
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$2,014	$1,256	$1,960	$5,321	$5,074	$15,342	$30,967
Current period gross charge-offs	-	-	-	-	-	-	-

The following table reflects loans by credit quality indicator and origination year at December 31, 2024:

December 31, 2024 (dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate:
Pass/Watch	$1,178	$2,003	$5,228	$5,193	$3,771	$12,401	$29,774
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$1,178	$2,003	$5,228	$5,193	$3,771	$12,401	$29,774
Current period gross charge-offs	-	-	-	-	-	15	15

Construction:
Pass/Watch	$-	$-	$-	$-	$-	$-	$-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$-	$-	$-	$-	$-	$597	$597
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$597	$597
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$185	$-	$-	$110	$295
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$185	$-	$-	$110	$295
Current period gross charge-offs	-	-	-	-	-	-	-

All Loans:
Pass/Watch	$1,178	$2,003	$5,413	$5,193	$3,771	$13,108	$30,666
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$1,178	$2,003	$5,413	$5,193	$3,771	$13,108	$30,666
Current period gross charge-offs	-	-	-	-	-	15	15

The allowance for credit loss represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the statement of financial condition date. The following tables summarize the activity in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024:

	Residential Real Estate Loans
Three Months Ended June 30, 2025 (dollars in thousands)	Mortgage	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$155	$22	$8	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(8)	5	3	-	-
Ending Balances	$147	$27	$11	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	147	27	11	-	185
Total	$147	$27	$11	$-	$185

	Residential Real Estate Loans
Three Months Ended June 30, 2024 (dollars in thousands)	Mortgage	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$181	$9	$10	$-	$200
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	9	(9)	-	-	-
Ending Balances	$190	$-	$10	$-	$200

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	190	-	10	-	200
Total	$190	$-	$10	$-	$200

	Residential Real Estate Loans
Six Months Ended June 30, 2025 (dollars in thousands)	Mortgage	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$173	$3	$9	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(26)	24	2	-	-
Ending Balances	$147	$27	$11	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	147	27	11	-	185
Total	$147	$27	$11	$-	$185

	Residential Real Estate Loans
Six Months Ended June 30, 2024 (dollars in thousands)	Mortgage	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$175	$15	$10	$-	$200
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	15	(15)	-	-	-
Ending Balances	$190	$-	$10	$-	$200

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	190	-	10	-	200
Total	$190	$-	$10	$-	$200

The Company considered an adjustment for credit losses on unfunded loan commitments for the periods ended June 30, 2025 and December 31, 2024 to be insignificant.

In the ordinary course of business, the Company has granted loans to principal officers and directors, and entities in which they have significant ownership or management positions. An analysis of the changes in loans to such borrowers for the six months ended June 30, 2025 and 2024 follows:

	2025	2024
	(dollars in thousands)
Balance, Beginning	$1,286	$915
Additions	-	425
Payments	(29)	(26)
Balance, Ending	$1,257	$1,314

Note 3. Deposits

A summary of deposit balances by type as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Noninterest-bearing deposits	$868	$1,683
Interest-bearing demand deposits	6,517	6,723
Savings deposits	1,913	11,548
Time deposits	7,065	9,581
	$16,363	$29,535

Time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 at June 30, 2025 and December 31, 2024, were $1,714,000 and $1,671,000 respectively.

At June 30, 2025, the scheduled maturities of time deposits were as follows:

Year Ending	Amount
(dollars in thousands)
2025	$4,467
2026	2,339
2027	184
2028	45
2029	5
2030 and thereafter	25
Total time deposits	$7,065

During the normal course of business, the Company accepts deposits from members of the Board of Directors and officers. As of June 30, 2025 and December 31,2024, these deposits totaled $4,777,000 and $4,706,000. As of June 30, 2025 and December 31, 2024, one customer represented 24% and 16% of the total deposits outstanding, respectively.

Note 4. Earnings (Loss) Per Share

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

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Denominator
Weighted average common shares outstanding	833,750	833,750
Less average unearned ESOP shares	(65,866)	(66,144)
Weighted average shares	767,884	767,606

The Company had no dilutive or potentially dilutive securities during the three and six months ended June 30, 2025. EPS data is not applicable for any of the periods in 2024 as the Company had no outstanding shares prior to January 2025.

Note 5. Commitments and Contingencies

In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Company's consolidated statements of financial condition. The Company's exposure to credit loss is represented by the contractual amount of those commitments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statements of financial condition.

As of June 30, 2025 and December 31, 2024, the Company had commitments to extend credit of $1,898,000 and $1,212,000, respectively.

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

Note 6. Segment Reporting

The Company determined that all of its banking operations serve a similar customer base, offer similar products and services, and are managed through similar processes. Therefore, the Company’s banking operations are aggregated into one reported operating segment, which generates income principally from interest on loans as well as from fees charged in connection with various loan and deposit services. The chief operating decision maker (“CODM”) is the Chief Executive Officer, who for the purposes of assessing performance, making operating decisions, and allocating Company resources, regularly reviews net income as reported in the accompanying consolidated statements of operations. The level of disaggregation and amounts of significant segment income and expenses that are regularly provided to the CODM are the same as those presented in the accompanying consolidated statements of operations. Likewise, the measure of segment assets is reported on the accompanying consolidated statements of financial condition as total assets.

Note 7. Regulatory Matters

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

Management believes, as of June 30, 2025, that the Association meets all capital adequacy requirements to which it is subject.

As of June, 30, 2025 the most recent notification from the OCC categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Association’s prompt corrective action category.

The Association's actual capital amounts and ratios as of June 30, 2025 and December 31, 2024 are presented in the table:

June 30, 2025 (dollars in thousands)	Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$17,297	46.10%	$1,501	4.00%	$1,876	5.00%
Common Equity Tier 1	17,297	97.21%	801	4.50%	1,157	6.50%
Tier 1 Risk-Based Capital	17,297	97.21%	1,068	6.00%	1,424	8.00%
Total Risk-Based Capital	$17,482	98.25%	$1,424	8.00%	$1,779	10.00%

December 31, 2024 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$13,916	37.80%	$1,472	4.00%	$1,841	5.00%
Common Equity Tier 1	13,916	73.80%	849	4.50%	1,226	6.50%
Tier 1 Risk-Based Capital	13,916	73.80%	1,131	6.00%	1,508	8.00%
Total Risk-Based Capital	$14,101	74.78%	$1,508	8.00%	$1,886	10.00%

Note 8. Fair Value Measures

Accounting guidance establishes a fair value hierarchy to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level	1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level

2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level	3 - Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis

Loans individually evaluated for credit loss are level 2 assets measured at the fair value of the underlying collateral based on independent third-party appraisals on a nonrecurring basis.

The following presents the financial assets that are measured at fair value on a non-recurring basis for each of the fair value hierarchy levels:

	June 30, 2025
	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans individually evaluated, net of reserve	$-	$73	$-

December 31, 2024
	Level 1	Level 2	Level 3
(dollars in thousands)
Loans individually evaluated, net of reserve	$-	$-	$-

Accounting guidance from the FASB requires the disclosure of estimated fair value information about certain on- and off-balance sheet financial instruments, including those financial instruments that are not measured and reported at fair value on a recurring basis. The significant methods and assumptions used by the Company to estimate the fair value of financial instruments are discussed below.

Cash and cash equivalents – The carrying value approximates fair value.

FHLB stock – The carrying value approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or nonrecurring basis are as follows:

June 30, 2025		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,161	$4,161	$-	$-
Loans receivable, net	30,953	-	-	28,749
FHLB stock	359	-	359	-
Financial liabilities:
Deposits	$16,363		$-	$17,097

December 31, 2024	Carrying Value	Fair Value Measures
(dollars in thousands)		Level 1	Level 2	Level 3
Cash and cash equivalents	$9,940	$9,940	$-	$-
Loans receivable, net	30,627	-	-	28,232
FHLB stock	351	-	351	-
Financial liabilities:
Deposits	$29,535	$-	$-	$25,887

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist in understanding our financial condition and results of operations. The information in this section should be read in conjunction with the unaudited consolidated financial statements of Magnolia Bancorp, Inc. (“Magnolia Bancorp” or the “Company”) and the notes thereto appearing in Part I, Item 1 of this Quarterly report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

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

Overview

Magnolia Bancorp, Inc. completed its common stock offering and the conversion of Mutual Savings and Loan Association in January 2025. Magnolia conducts its operations primarily through its wholly owned subsidiary, Mutual Savings and Loan Association. The Company’s loan portfolio consists primarily of fixed-rate one- to four-family residential mortgage loans that we have originated. The Company intends to continue our focus on originating primarily fixed-rate one- to four-family residential mortgage loans, and to a lesser extent residential construction loans and home equity lines of credit. In prior years, the Company has also originated commercial real estate loans and multi-family residential loans which represent approximately 3.9% of our loan portfolio at June 30, 2025. We also originate share loans, which are loans secured by deposit accounts at the Company. We generally do not purchase or sell loans. We offer a variety of deposit accounts including checking accounts, NOW accounts and certificates of deposit. The Company is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (“OCC”).

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations are also affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts and other fees. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, audit and regulatory examination fees, FDIC deposit insurance premiums, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Federal Reserve Board began increasing its federal funds rate in March 2022 to combat inflation, with 11 increases aggregating 5.25% occurring between March 2022 and July 2023. These increases resulted in substantial increases in market interest rates, including the rates we pay on our certificates of deposit. As interest rates rose during this period, our cost of funds increased and the demand for our fixed-rate loans decreased, resulting in declines in our net interest income. We elected not to match the highest market rates being paid on longer term certificates of deposit in light of the substantial increases in market interest rates, and we shortened the average maturity of our certificates of deposit. In an effort to offset the declines in net interest income during this period, we took steps to control our total non-interest expenses, which decreased in 2023 from 2022 and further decreased in 2024. Our non-interest expenses increased in 2025 as a result of our conversion to a public reporting entity. We incurred a net loss in the first six months of 2025, as non-interest expense increased more than net interest income increased.

In September 2024, the Federal Reserve Board decreased its federal funds rate by 0.50%, which was the first decrease in four years. The federal funds rate decreased by 0.25% in both November and December 2024 to 4.25%. Additional rate reductions in the coming months by the Federal Reserve Board are generally expected by the market. We expect these rate reductions will eventually result in declines in our cost of funds. At June 30, 2025, we had $4.5 million of certificates of deposit scheduled to mature within six months, with $1.2 million of such short-term certificates of deposit bearing an interest rate of 5.00% or more and with $2.4 million of such short-term certificates having an interest rate between 3.00% and 4.99%. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to increase due to our need to hire additional lending and accounting personnel, and the increased expenses associated with being a public company.

Business Strategy

Our principal objective is to build long-term value for our shareholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service.

Highlights of our current business strategy include:

●

Continue to focus on originating fixed-rate one- to four-family residential mortgage loans and residential construction loans for retention in our portfolio. We are primarily a fixed-rate one- to four-family residential mortgage loan lender for borrowers in our primary market area. Our residential construction loans typically convert to a permanent residential mortgage loan upon completion of the construction. We do not offer adjustable-rate residential mortgage loans, other than home equity loans. At June 30, 2025, $28.7 million or 92.3% of our total loan portfolio consisted of fixed- rate one- to four-family residential mortgage loans. In addition, at June 30, 2025, $404,000 or 1.3% of our total loan portfolio consisted of adjustable-rate home equity loans. We expect residential mortgage lending to remain our primary lending activity.

●

Modestly increase our commercial real estate loan portfolio. To a limited extent, we have originated commercial real estate loans. At June 30, 2025, $.5 million or 1.7% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one- to four-family residential mortgage loans.

●

Modestly increase our multi-family residential loan portfolio. To a limited extent, we have originated multi-family residential loans. At June 30, 2025, $282,000 or 0.9% of our total loan portfolio consisted of multi-family residential loans. Multi-family residential loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one- to four-family residential mortgage loans.

●

Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At June 30, 2025, we had only four loans aggregating $.3 million that were 30 days or more delinquent.

●

Continue efforts to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $9.3 million or 56.8% of total deposits at June 30, 2025. Of this amount, $.9 million or 5.3% of total deposits consisted of non-interest-bearing accounts.

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

We expect these strategies to guide our investment of the net proceeds of the stock offering. We intend to continue to pursue these business strategies subject to changes necessitated by future market conditions, regulatory restrictions and other factors.

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

Anticipated Increase in Noninterest Expense

Following the completion of the conversion, our noninterest expense has increased because of the increased costs associated with operating as a public company and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan. In addition, our noninterest expense is expected to continue to increase due to our need to hire additional personnel and the expected implementation of stock-based benefit plans, if approved by our shareholders at the upcoming annual meeting of shareholders.

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

We consider the accounting policy for the allowance for credit losses to be our critical accounting policy. Under the current expected credit loss model (“CECL”), the allowance for credit losses represents management’s estimate of lifetime credit losses on loans as of the balance sheet date using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

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

These material weaknesses could result in a misstatement in our financial statements that may result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.

We have taken steps to remediate these material weaknesses, including hiring a Director of Compliance and Internal Audit in May 2023 with over 25 years of experience as a compliance director and internal auditor in several financial institutions and with a bank consulting practice. The Compliance Director is responsible for evaluating policies and procedures, has direct access to the board of directors and does not have direct duties relating to financial accounting and reporting. We currently are assessing and improving our processes and control procedures to ensure they will operate at an acceptable level of assurance, including implementing a more formal risk assessment process and revising our monitoring programs relating to financial accounting and reporting, providing for additional documentation of internal controls, formalizing documentation of certain review and approval processes, and providing for additional written documentation. As part of our remedial measures to address these material weaknesses, we have (a) implemented an internal control environment that is appropriate for the size and operational complexity of the Company, (b) updated a significant number of our policies, (c) performed a financial statement risk assessment and (d) revised our monitoring programs to focus on areas of higher risk, with an increased emphasis in the areas relating to financial accounting and reporting.

We believe there were no adverse changes in our internal controls during the quarter ended June 30, 2025 and we did not identify any additional material weaknesses in our internal controls as of June 30, 2025.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total assets were $37.1 million at June 30, 2025, a decrease of $6.9 million, or 15.7%, from $44.0 million at December 31, 2024. This decrease is primarily due to a decrease of $5.8 million or 58.1% in cash and cash equivalents and a decrease of $1.4 million or 93.5% in other assets. The decrease was partially offset by an increase of $0.3 million or 1.0% in net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $5.8 million, or 58.1%, to $4.2 million at June 30, 2025 from $9.9 million at December 31, 2024. As market interest rates continued to remain at relatively high rates and in light of the reduced demand for our fixed-rate mortgage loans, we elected not to match the highest market rates being paid on longer term deposits, and did not renew higher rate certificates of deposits. We used our excess liquidity to fund the decrease in deposits. Our cash and cash equivalents were 11.2% of total assets at June 30, 2025 compared to 22.6% of total assets at December 31, 2024.

Loans Receivable, Net. Loans receivable, net, increased by $.3 million, or 1.1%, to $30.9 million at June 30, 2025 from $30.6 million at December 31, 2024. During the first six months of 2025, our total loan originations increased by $1.6 million, or 365%, from $.4 million during the first six months of 2024. Originations of one- to-four family residential loans representing most of the loan portfolio increased by $1.1 million in the first six months of 2025 compared to the first six months of 2024, as the demand for our fixed-rate loans increased compared to the first six months of 2024.

Deposits. Total interest-bearing deposits decreased by $12.4 million, or 44.4%, to $15.5 million at June 30, 2025 from $27.9 million at December 31, 2024. Core deposits (defined as deposits other than certificates of deposit) decreased by $10.7 million, or 53.4%, to $9.3 million at June 30, 2025 from $20.0 million at December 31, 2024. The decline in core deposits was primarily due to the completion of the conversion, which resulted in $7.7 million on deposit at the Association being used to purchase shares of common stock of Magnolia Bancorp (with the remaining shares purchased with a loan to the ESOP), and an additional $1.4 million of deposits being refunded to purchasers in the over-subscribed community offering. To a lesser extent, the decrease was also partially due to our certificates of deposit decreasing by $2.5 million, or 26.3%, to $7.1 million at June 30, 2025 from $9.6 million at December 31, 2024. Certificates of deposit decreased primarily due to payoffs of higher rate maturing term deposits.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits, but market conditions affected this strategy during the first six months of 2025. Non-interest-bearing deposits, which are part of our total core deposits, decreased by $.8 million, or 48.4%, to $.9 million at June 30, 2025 from $1.7 million at December 31, 2024. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer deposits.

Borrowings. We had no FHLB advances at June 30, 2025 or December 31, 2024. We have a line of credit totaling $13.3 million with the FHLB for advances which are secured by a blanket collateral agreement covering substantially all of our loans receivable.

Total Equity. Total equity increased by $6.2 million, or 44.3%, to $20.1 million at June 30, 2025 from $13.9 million at December 31, 2024. The increase resulted from the proceeds of the conversion in January 2025 of $8.3 million less the $1.4 million in stock offering costs and $656,000 in unearned ESOP compensation, which was partially offset by our net loss of $66,000.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. As we did not own any tax-exempt securities during the periods presented, no yield adjustments were made. All average balances are based on daily balances.

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$30,784	$334	4.34%	$31,644	$338	4.27%
FHLB stock	357	4	4.48	339	5	5.90
Other interest-earning assets	4,809	58	4.82	1,738	24	5.52
Total interest-earning assets	35,950	396	4.41	33,721	367	4.35
Non-interest-earning assets	1,569			2,232
Total assets	$37,519			$35,953
Interest-bearing liabilities:
Savings and NOW accounts(2)	$8,625	2	0.09	$8,995	2	0.09
Certificates of deposit	7,045	60	3.41	9,962	87	3.49
Total deposits	15,670	62	1.58	18,957	89	1.88
FHLB advances	-	-	-	523	7	5.35
Total interest-bearing liabilities	15,670	62	1.58	19,480	96	1.97
Non-interest-bearing liabilities	1,765			2,477
Total liabilities	17,435			21,957
Total equity	20,084			13,996
Total liabilities and equity	$37,519			$35,953
Net interest-earning assets	$20,280			$14,241
Net interest income; average interest spread		$334	2.82%		$271	2.38%
Net interest margin(3)			3.72%			3.21%
Average interest-earning assets to average interest-bearing liabilities			229.42%			173.11%

__________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes interest-bearing demand accounts.
(3)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans receivable(4)	$30,830	$665	4.31%	$32,065	$673	4.19%
FHLB stock	355	8	4.51	339	9	5.31
Other interest-earning assets	5,872	133	4.53	1,695	43	5.19
Total interest-earning assets	37,057	806	4.35	34,099	725	4.25
Non-interest-earning assets	2,069			1,771
Total assets	$39,126			$35,870
Interest-bearing liabilities:
Savings and NOW accounts(5)	$8,851	4	0.09	$10,851	5	0.09
Certificates of deposit	7,824	139	3.55	9,579	160	3.34
Total deposits	16,675	143	1.72	20,430	165	1.62
FHLB advances	-	-	-	675	19	5.63
Total interest-bearing liabilities	16,675	143	1.72	21,105	184	1.75
Non-interest-bearing liabilities	1,969			776
Total liabilities	18,644			21,881
Total equity	20,482			13,990
Total liabilities and equity	$39,126			$35,871
Net interest-earning assets	$20,382			$12,994
Net interest income; average interest spread		$663	2.63%		$541	2.50%
Net interest margin(6)			3.58%			3.17%
Average interest-earning assets to average interest-bearing liabilities			222.23%			161.6%

__________________________

(4)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(5)	Includes interest-bearing demand accounts.
(6)	Equals net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2025 vs 2024			Six Months Ended June 30, 2025 vs 2024
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(dollars in thousands)			(dollars in thousands)
Interest income:
Loans receivable	$5	$(9)	$(4)	$19	$(27)	$(8)
FHLB stock	(1)	-	(1)	(1)	-	(1)
Other interest-earning assets	(3)	37	34	(5)	95	90
Total interest income	1	28	29	13	68	81
Interest expense:
Savings and NOW accounts	-	-	-	-	(1)	(1)
Certificates of deposit	(2)	(25)	(27)	10	(31)	(21)
Total deposits	(2)	(25)	(27)	10	(32)	(22)
FHLB advances	(7)	-	(7)	(19)	-	(19)
Total interest expense	(9)	(25)	(34)	(9)	(32)	(41)
Increase (decrease) in net interest income	$10	$53	$63	$22	$100	$122

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General. We had a net loss of $36,000 for the three months ended June 30, 2025 compared to a net loss of $6,000 for the comparable period of 2024. This $30,000 increase in the net loss was due to an increase of $99,000 in total non-interest expense, which was partially offset by an increase of $63,000 in net interest income and an increase of $6,000 in the income tax benefit. On September 18, 2024, the Federal Reserve Board decreased its federal funds rate by 0.5%, which was the first decrease in four years, and which was followed by two additional decreases in the fourth quarter of 2024. One or more rate reductions in the last several months of 2025 by the Federal Reserve Board are expected by the market. We expect these rate reductions will continue to result in declines in our cost of funds and improvement in our net interest income. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to remain high following the conversion due to our need to hire additional lending and accounting personnel and the increased expenses associated with being a public company.

Interest Income. Interest income increased by $29,000 or 7.9% to $396,000 in the three months ended June 30, 2025 from $367,000 in the comparable period of 2024. The increase in interest income was due to an increase of $33,000 or 113.8% in other interest on deposits with other banks and cash equivalents, as the average balance increased by $3.1 million or 176.7% due to the conversion proceeds. Our cash and cash equivalents were $4.2 million at June 30, 2025 as we used a portion of our excess liquidity to fund deposit outflows. This increase was partially offset by decreases of $4,000 or 1.2% in interest on loans and $1,000 or 20.0% in dividends on FHLB stock.

The decreased interest on loans was due to a $.9 million or 2.7% decrease in the average loan balance, as demand for our fixed-rate loans remained weak throughout 2024 and into 2025. The decrease in the average balance was partially offset by an increase in the average yield to 4.34% in 2025 compared to 4.27% in 2024, as the average yield on new loan originations exceeded the average yield on repayments of older loans. Our total loan originations increased in the three months ended June 30, 2025 by $171,000, or 38.5%, from $444,000 for the three months ended June 30, 2024, as the demand for our fixed-rate loans began to increase. Market interest rates for fixed-rate loans currently exceed the average yield on our loan portfolio.

The decreased dividends on our FHLB stock were primarily due to a decrease in the average yield on this stock to 4.48% in 2025 compared to 5.90% in 2024. The lower yield was partially offset by an increase in the average outstanding balance of $18,000 or 5.3% in 2025 compared to 2024, as we were required to purchase additional FHLB stock in connection with our dividends in FHLB stock.

Interest Expense. Total interest expense decreased by $34,000 or 35.4% to $62,000 for the three months ended June 30, 2025 from $96,000 for the three months ended June 30, 2024. The decrease was primarily due to the decrease of $27,000 in interest expense on certificates of deposit, and a decrease of $7,000 in FHLB advances in the three months ended June 30, 2025 compared to June 30, 2024. Interest expense on interest-bearing demand deposits was flat between the periods as we incurred $2,000 in both periods. The average rate paid remained at .09%; however, the average account balance decreased by $.4 million from $9.0 million for the three month period June 30, 2024 for a 4.1% decrease.

At June 30, 2025, $6.8 million or 96.3% of our total certificates of deposit were scheduled to mature within the following 18 months. We shortened the average maturity of our certificates of deposit in anticipation of market interest rates beginning to decline. If the Federal Reserve Board reduces its federal funds rate and market interest rates on new certificates of deposit decrease from current levels, we expect these rate reductions will eventually result in declines in our cost of funds.

The interest expense on our certificates of deposit decreased to $60,000 in the three months ended June 30, 2025 from $87,000 in the comparable three months of 2024. This decrease in interest expense of $27,000 was due to the average rate paid on certificates of deposit decreasing to 3.41% in 2025 from 3.49% in 2024, reflecting the roll-off of higher rate certificates of deposits. The average balance of certificates of deposit declined in 2025 by $2.9 million or 29.3% from the three months ended June 30, 2024, as we elected not to renew higher average rate term deposits that matured during the period.

There was no interest expense on FHLB advances during the three months ended June 30, 2025 compared to $7,000 in the three months ended June 30, 2024, as there were no outstanding FHLB advances in the three months ended June 30, 2025 compared to $523,000 in the three months ended June 30, 2024. All of our outstanding FHLB advances were repaid upon maturity prior to December 31, 2024.

Net Interest Income. Net interest income increased by $63,000, or 23.2%, to $334,000 for the three months ended June 30, 2025 compared to $271,000 for the three months ended June 30, 2024. The increase was primarily due to a $6 million or 42.4% increase in the average balance of our net interest-earning assets. The average interest rate spread increased to 2.82% for three months ended June 30, 2025 from 2.38% for the three months ended June 30, 2024, as the cost of funds decreased as higher paying certificate of deposits that matured were not renewed. The ability to shift our funding mix and rates was due to the completion of our stock offering and conversion in January of 2025.

Provision for Credit Losses. We made no provision for credit losses in either the three months ended June 30, 2025 or 2024. We had no loan charge-offs in either the three months ended June 30, 2025 or 2024. Our total non-performing assets as of June 30, 2025 and 2024 were $73,000 and $34,000, respectively. The allowance for credit losses was $185,000 at June 30, 2025 and 253% of non-performing asset at June 30, 2025. As of June 30, 2025, we had four loans totaling $266,000 that were 30 days or more delinquent, compared to one loan for $354,000 that was 30 days or more delinquent at December 31, 2024. One past due loan with an outstanding balance of $73,000 was 90 days past due and on nonaccrual at June 30, 2025. No additional provision for credit losses was deemed necessary in the loan portfolio.

Non-interest Income. Non-interest income totaled $8,000 for both the three months ended June 30, 2025 and the comparable three months of 2024. Non-interest income is comprised of customer service charges and rental income.

Non-interest Expense. Non-interest expense increased by $99,000, or 34.5%, to $386,000 for the three months ended June 30, 2025 compared to $287,000 for the three months ended June 30, 2024. The increase in non-interest expense in the three months of 2025 was primarily due to increases of:

●	$74,000 or 274.1% in audit and regulatory examination fees, legal and insurance

●	$17,000 or 100% in advertising

●	$8,000 or 4.5% in salaries and employee benefits

●	$3,000 or 11.5% in data processing

The above increases were partially offset by decreases of:

●	$1,000 or 2.9% in occupancy and equipment expense

●	$1,000 or 20.0% in correspondent charges

The increase in audit and regulatory examination expense, legal and insurance resulted primarily from additional professional fees related to preparation and filing of public company filings. The increase in salaries and employee benefits in the three months of 2025 was primarily due to additional costs related to the hiring of an additional accounting employee and contract resources, which was partially offset by the reduction in salary expense of our chief financial officer. Advertising expense increased in the three months of 2025 as we implemented a social media campaign in select markets.

Income Tax Provision (Benefit). We had an income tax benefit of $8,000 for the three months ended June 30, 2025 compared to an income tax benefit of $2,000 for the comparable three months of 2024. The tax benefit in the three months of 2025 represented an effective tax rate of 18.2% on our pre-tax loss of $44,000 for such period, and our tax benefit for the three months of 2024 represented an effective tax rate of 22.2% on our pre-tax loss of $9,000 for such period. The change in the effective rate between the periods was due to the amount of certain nondeductible expenses.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

General. We had a net loss of $66,000 for the six-month period ended June 30, 2025 compared to a net loss of $24,000 for the comparable period of 2024. This $42,000 increase in the net loss was due to an increase of $174,000 in total non-interest expense, which was partially offset by an increase of $122,000 in net interest income and an increase of $9,000 in the income tax benefit. On September 18, 2024, the Federal Reserve Board decreased its federal funds rate by 0.5%, which was the first decrease in four years, and which was followed by two additional decreases in the fourth quarter of 2024. One or more rate reductions in the last several months of 2025 by the Federal Reserve Board are expected by the market. We expect these rate reductions will continue to result in declines in our cost of funds and improvement in our net interest income. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to remain high following the conversion due to our need to hire additional lending and accounting personnel and the increased expenses associated with being a public company.

Interest Income. Interest income increased by $81,000 or 11.2% to $806,000 in the six months ended June 30, 2025 from $725,000 in the comparable period of 2024. The increase in interest income was due to an increase of $90,000 or 173.1% in other interest on deposits with other banks and cash equivalents, as the average balance increased by $4.2 million or 246.6% due to the conversion proceeds. This increase was partially offset by decreases of $8,000 or 1.2% in interest on loans and $1,000 or 11.0% in dividends on FHLB stock.

The decreased interest on loans was due to a $1.2 million or 3.9% decrease in the average loan balance, as demand for our fixed-rate loans remained weak throughout 2024 and into 2025. The decrease in the average balance was partially offset by an increase in the average yield to 4.31% in 2025 compared to 4.19% in 2024, as the average yield on new loan originations exceeded the average yield on repayments of older loans. Our total loan originations increased in the six months ended June 30, 2025 by $1.5 million, or 300.6%, from $499,000 for the six months ended June 30, 2024, as the demand for our fixed-rate loans began to increase. Market interest rates for fixed-rate loans currently exceed the average yield on our loan portfolio.

The decreased dividends on our FHLB stock were primarily due to a decrease in the average yield on this stock to 4.51% for the first half of 2025 compared to 5.31% in the first half of 2024. The lower yield was partially offset by an increase in the average outstanding balance of $16,000 or 4.72% in 2025 compared to 2024, as we were required to purchase additional FHLB stock in connection with our dividends in FHLB stock.

Interest Expense. Total interest expense decreased by $41,000 or 22.2% to $143,000 for the six months ended June 30, 2025 from $184,000 for the six months ended June 30, 2024. The decrease was primarily due to the decrease of $19,000 in interest expense on FHLB advances in the six months ended June 30, 2025 compared to June 30, 2024 and a decrease of $21,000 in interest expense on certificates of deposit between the periods. The average balance of certificates of deposit declined in 2025 by $1.8 million from the six months ended June 30, 2024, as we did not renew $2 million of term deposits that matured with an average rate of 4.1%.

At June 30, 2025, $6.8 million or 96.3% of our total certificates of deposit were scheduled to mature within the following 18 months. We shortened the average maturity of our certificates of deposit in anticipation of market interest rates beginning to decline. If the Federal Reserve Board reduces its federal funds rate and market interest rates on new certificates of deposit decrease from current levels, we expect these rate reductions will eventually result in declines in our cost of funds.

There was no interest expense on FHLB advances during the six months ended June 30, 2025 compared to $19,000 in the six months ended June 30, 2024, as there were no outstanding FHLB advances in the six months ended June 30, 2025 compared to $500,000 in the six months ended June 30, 2024. All of our outstanding FHLB advances were repaid upon maturity prior to December 31, 2024.

Net Interest Income. Net interest income increased by $122,000, or 22.5%, to $663,000 for the six months ended June 30, 2025 compared to $541,000 for the six months ended June 30, 2024. The increase was primarily due to an increase in the average balance of other interest-earning assets as a result of the stock transaction in January and a decrease in average interest-bearing liabilities as high rate time deposits were not renewed.

Provision for Credit Losses. We made no provision for credit losses in either the six months ended June 30, 2025 or 2024. We had no loan charge-offs in either the six months ended June 30, 2025 or 2024. Our total non-performing asset as of June 30, 2025 and 2024 were $73,000 and $34,000, respectively. The allowance for credit losses was $185,000 at June 30, 2025 and 253.4% of non-performing asset at June 30, 2025. As of June 30, 2025, we had four loans totaling $266,000 that were 30 days or more delinquent, compared to one loan for $354,000 that was 30 days or more delinquent at December 31, 2024. One past due loan with an outstanding balance of $73,000 was 90 days past due and on nonaccrual at June 30, 2025. No additional provision for credit losses was deemed necessary in the loan portfolio.

Non-interest Income. Non-interest income increased $1,000 for the six months ended June 30, 2025 to $17,000 compared to the six months of 2024. The increase is due primarily to an increase in customer service charges and fees. Rental income totaled $13,000 and $11,000 for the six months ended June 30, 2025 and 2024, respectively.

Non-interest Expense. Non-interest expense increased by $174,000, or 29.6%, to $762,000 for the six months ended June 30, 2025 compared to $588,000 for the six months ended June 30, 2024. The increase in non-interest expense in the six months of 2025 was primarily due to increases of:

●	$147,000 or 262.5% in audit and regulatory examination fees, insurance and legal expenses

●	$17,000 in advertising expenses

●	$6,000 or 11.8% in data processing

●	$3,000 or .8% in salaries and employee benefits

The above increases were partially offset by decreases of:

●	$5,000 or 7.2% in occupancy and equipment expense

●	$1,000 or 10% in correspondent fees

The increase in audit and regulatory examination fees and legal expense resulted primarily from additional professional fees related to preparation and filing of public company filings. Advertising expense increased in the six months of 2025 as we implemented a social media campaign in certain markets. The increase in data processing is due primarily to rising costs of processing transactions. The increase in salaries and employee benefits in the three months of 2025 was primarily due to incurring compensation expense for the Company’s new ESOP and additional costs related to the hiring of an additional accounting employee and contract resources, partially offset by the reduction in salary expense of our chief financial officer.

Income Tax Provision (Benefit). We had an income tax benefit of $16,000 for the six months ended June 30, 2025 compared to an income tax benefit of $7,000 for the comparable six months of 2024. The tax benefit in the six months of 2025 represented an effective tax rate of 19.5% on our pre-tax loss of $82,000 for such period, and our tax benefit for the six months of 2024 represented an effective tax rate of 22.6% on our pre-tax loss of $31,000 for such period. The amount of non-deductible expenses resulted in the change in the effective rate between the periods.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans, and to a lesser extent borrowings. We have the ability to borrow from the Federal Home Loan Bank of Dallas. All advances outstanding during 2024 matured and were paid prior to December 31, 2024, and we have not utilized any FHLB advances in 2025.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and lending activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the six months ended June 30, 2025, cash flows from operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $5.8 million compared to a net decrease of $115,000 for the six months ended June 30, 2024. The decrease in cash and cash equivalents was due primarily from a use of cash in financing activities of $5.4 million and a use of cash from investing activities of $326,000 for the six months ended June 30, 2025 compared to a use of cash in both financing activities and operating activities of $334,000 and $236,000 for the six months ended June 30, 2024. Operating activities decreased primarily due to fluctuations in operating assets and liabilities and non-cash operating changes in account balances. Financing activities used $4.3 million of cash to fund deposit outflows, $1.4 million in refunds of stock subscriptions and $145,000 in stock issuances costs paid, which amounts were partially offset by $187,000 of proceeds from stock subscription conversion deposits and a $241,000 increase in advances from borrowers for insurance and taxes. The $5.8 million reduction in cash and cash equivalents during the six months ended June 30, 2025 to $4.2 million contributed to the reduction in total assets to $37.1 million from $44.0 million at December 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity on a daily basis and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits can be retained. At June 30, 2025, certificates of deposit that are scheduled to mature within the next 18 months totaled $6.7 million with $4.5 million in the remainder of 2025. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

At June 30, 2025, the Association was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 7 of the notes to the unaudited consolidated financial statements as of and for the six months ended June 30, 2025.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2025. When we disburse funds pursuant to outstanding commitments, those disbursements increase our outstanding loans and are treated as loan originations in the period in which the funds are disbursed.

	Total Amounts Committed at June 30, 2025	Amount of Commitment Expiration - Per Period
		To	1-3	Over 3 to 5	After 5
		1 Year	Years	Years	Years
	(dollars in thousands)
Unused lines of credit	$980	$-	$-	$-	980
Undisbursed portion of loans in process	918	918	-	-	-
Commitments to originate loans	-	-	-	-	-
Total commitments	$1,898	$918	$-	$-	$980

The following table summarizes our contractual cash obligations at June 30, 2025.

	As of June 30, 2025	Payments Due by Period
		To	1-3	Over 3 to 5	After 5
		1 Year	Years	Years	Years
	(dollars in thousands)
Certificates of deposit	$7,065	$6,665	$370	$30	$-
FHLB advances	-	-	-	-	-
Total long-term debt	$7,065	$6,665	$370	$30	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s controls and procedures were not effective due to the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.”

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows to address the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.” We are currently assessing and improving our processes and control procedures to ensure they operate at an acceptable level of assurance. Re-assessment of segregation of duties has been performed including formalizing controls and procedures. Technology controls continue to be reviewed, however technology access controls have been updated.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of Magnolia Bancorp, Inc. (1)
3.2	Bylaws of Magnolia Bancorp, Inc. (1)
3.3	Amendment No. 1 to Bylaws of Magnolia Bancorp, Inc. (2)
4.1	Form of Stock Certificate of Magnolia Bancorp, Inc. (1)
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (3)
10.1	Employment Agreement by and between Magnolia Bancorp, Inc. and Mutual Savings and Loan Association and Michael L. Hurley* (1)
10.2	Employment Agreement by and between Magnolia Bancorp, Inc. and Mutual Savings and Loan Association and Anita C. Cambre* (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________________________

*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on August 27, 2024, as amended, and declared effective on November 8, 2024 (Commission File No. 333-281796).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 29, 2025 (Commission File No. 333-281796).
(3)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on January 14, 2025 (File (Commission File No. 333-281796).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Magnolia Bancorp, Inc.
(Registrant)

Date: August 12, 2025	/s/ Michael L Hurley
Michael L Hurley
President and Chief Executive Officer

Date: August 12, 2025	/s/ Anita C Cambre
Anita C Cambre
Vice President and Chief Financial Officer