Form 10-Q
period 2025-09-30
Magnolia Bancorp, Inc.
filed 2025-11-10
CIK 2033615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

☐    Yes       ☒ No

Number of shares of common stock outstanding as of November 10, 2025: 833,750

Index

Part I. - Financial Information

Item 1. Financial Statements

MAGNOLIA BANCORP, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and due from banks	$2,933	$9,940
Loans receivable	31,459	30,812
Allowance for credit losses	(185)	(185)
Loans receivable, net	31,274	30,627

Accrued interest receivable	44	68
Property and equipment, net	1,463	1,506
Federal Home Loan Bank stock, at cost	363	351
Other assets	73	1,470
TOTAL ASSETS	$36,150	$43,962

LIABILITIES
Deposits:
Interest-bearing deposits	$14,322	$27,852
Non-interest-bearing deposits	913	1,683
Advance payments by borrowers for insurance and taxes	796	343
Accrued expense and other liabilities	80	168
Total Liabilities	16,111	30,046

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value - 6,000,000 shares authorized; 833,750 issued and outstanding at September 30, 2025	8	-
Additional paid-in capital	6,879	-
Unearned ESOP compensation- 65,032 shares	(650)	-
Retained earnings	13,802	13,916
Total Stockholders' Equity	20,039	13,916

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,150	$43,962

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$340	$337	$1,005	$1,010
Other	38	31	179	83
Total interest income	378	368	1,184	1,093
Interest Expense
Deposits	47	100	190	265
Advances	-	7	-	26
Total interest expense	47	107	190	291
Net interest income	331	261	994	802
Provision for credit losses	-	-	-	-
Net interest income after provision for credit losses	331	261	994	802
Noninterest Income
Service charges on deposit accounts	1	2	5	5
Other income	8	6	21	19
Total noninterest income	9	8	26	24
Noninterest Expense
Salaries and employee benefits	210	202	585	574
Occupancy and equipment	31	38	95	107
Data processing	34	28	91	79
Audit and regulatory examination fees	41	12	167	41
General insurance	24	14	68	41
Legal fees	16	-	49	-
Advertising	4	1	22	2
Automobile depreciation and expense	6	6	19	18
Correspondent charges	4	4	13	14
Other expenses	30	10	53	27
Total noninterest expense	400	315	1,162	903
Loss before income taxes	(60)	(46)	(142)	(77)
Income tax benefit	(12)	(10)	(28)	(17)
Net Loss	$(48)	$(36)	$(114)	$(60)
Loss per share - basic and diluted	$(.06)	$-	$(.15)	$-
Weighted average shares outstanding	768,440	-	767,884	-

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(dollars in thousands)

	Common Shares Issued	Common Stock	Additional paid-in capital	ESOP Unearned Compensation	Retained Earnings	Total Stockholders' Equity
Balance, June 30, 2024	-	$-	$-	$-	$13,992	$13,992
Net loss	-	-	-	-	(36)	(36)
Balance, September 30, 2024	-	$-	$-	$-	$13,956	$13,956

Balance, June 30, 2025	833,750	$8	$6,879	$(656)	$13,850	$20,081
ESOP shares committed to be released (556 shares)	-	-	-	6	-	6
Net loss	-	-	-	-	(48)	(48)
Balance, September 30, 2025	833,750	$8	$6,879	$(650)	$13,802	$20,039

Balance, December 31, 2023	-	$-	$-	$-	$14,016	$14,016
Net loss	-	-	-	-	(60)	(60)
Balance, September 30, 2024	-	$-	$-	$-	$13,956	$13,956

Balance, December 31, 2024	-	$-	$-	$-	$13,916	$13,916
Issuance of common stock (net of issuance costs of $1.4 million)	833,750	8	6,879	-	-	6,887
Purchase of common shares for ESOP (66,700 shares)	-	-	-	(667)	-	(667)
ESOP shares committed to be released (1,668 shares)	-	-	-	17	-	17
Net loss	-	-	-	-	(114)	(114)
Balance, September 30, 2025	833,750	$8	$6,879	$(650)	$13,802	$20,039

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114)	$(60)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	43	58
ESOP expense	17	-
FHLB stock dividends	(12)	(14)
Net change in:
Deferred taxes	(27)	-
Accrued interest receivable and other assets	123	(586)
Accrued expenses and other liabilities	(84)	(12)
Net cash used in operating activities	(54)	(614)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in loans receivable, net	(647)	1,174
Net cash provided by (used in) investing activities	(647)	1,174

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	(5,373)	(497)
Refund of stock subscriptions	(1,428)	-
Proceeds from stock conversion deposited	187	-
Increase in advances by borrowers for insurance and taxes	453	354
Proceeds (repayments) on FHLB advances, net	-	(500)
Stock issuance costs paid	(145)	-
Net cash used in financing activities	(6,306)	(643)

Net change in cash and cash equivalents	(7,007)	(83)
Cash and cash equivalents, beginning of period	9,940	1,710
Cash and cash equivalents, end of period	$2,933	$1,627

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$191	$293
Proceeds from stock issuance, net of offering costs	6,887	-

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

Description of Business

The Company is a holding company for Mutual Savings and Loan Association. Mutual Savings and Loan Association was formed in 1885 and is a federally chartered savings and loan. The Association provides financial services primarily to individuals, mainly through the origination of loans for one- to four-family residences through its two branches located in the metropolitan New Orleans area. The Association also accepts deposits in the form of passbook savings, certificates of deposit and NOW accounts.

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

Upon completion of the conversion, Magnolia Bancorp made a loan to the ESOP in the amount of $667,000, which the ESOP used to purchase 66,700 shares of common stock of Magnolia Bancorp. It is anticipated that contributions will be made to the ESOP in amounts necessary to amortize the debt to Magnolia Bancorp over a period of 30 years. Employees who have worked at least 1,000 hours in the first year of employment and who have attained at least the age of 21 are eligible to participate in the ESOP. The leveraged ESOP is accounted for in accordance with the guidance under ASC 718, Compensation – Stock Compensation. Under ASC 718, unearned ESOP shares are not considered outstanding for financial reporting purposes and are shown as a reduction of stockholders’ equity as ESOP unearned compensation. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the differential is an adjustment to additional paid in capital within stockholders’ equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to Magnolia Bancorp is not reported as an asset nor is the debt of the ESOP shown as a liability.

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

Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with other institutions and highly liquid debt instruments with original maturities of three months or less.

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

Note 2. Loans Receivable

A summary of the balances of loans as of September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
	2025	2024
	(dollars in thousands)
Residential real estate	$29,706	$29,774
Construction	850	-
Commercial real estate	508	597
Total real estate loans	31,064	30,371
Share Loans	217	295
Total loans	31,281	30,666
Unamortized, net deferred loan costs	178	146
Less allowance for credit losses	(185)	(185)
Loans receivable, net	$31,274	$30,627

Loans are stated at the amount of unpaid principal net of unamortized loan costs and exclude accrued interest. Accrued interest is reflected in the accrued interest line item on the consolidated statements of financial condition.

The following tables present an analysis of past due loans as of as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$65	$72	$29,569	$29,706	$-
Construction	-	-	850	850	-
Commercial real estate	-	-	508	508	-
Share Loans	-	-	217	217	-

Loans receivable, total	$65	$72	$31,144	$31,281	$-

	As of December 31, 2024
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$354	$-	$29,420	$29,774	$-
Construction	-	-	-	-	-
Commercial real estate	-	-	597	597	-
Share Loans	-	-	295	295	-

Loans receivable, total	$354	$-	$30,312	$30,666	$-

Nonaccrual loans for which no related allowance for loan losses was recorded totaled $72,000 at September 30, 2025 and consisted of residential real estate. There are no non-accrual loans as of December 31, 2024. The amount of interest income that would have been recorded in the nine months ended September 30, 2025 and 2024 is not material.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.

The following table reflects loans by credit quality indicator and origination year at September 30, 2025:

September 30, 2025 (dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate:
Pass/Watch	$1,987	$1,240	$1,935	$5,114	$5,010	$14,420	$29,706
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$1,987	$1,240	$1,935	$5,114	$5,010	$14,420	$29,706
Current period gross charge-offs	-	-	-	-	-	-	-

Construction:
Pass/Watch	$850	$-	$-	$-	$-	$-	$850
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$850	$-	$-	$-	$-	$-	$850
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$-	$-	$-	$-	$-	$508	$508
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$508	$508
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$-	$163	$-	$54	$217
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$163	$-	$54	$217
Current period gross charge-offs	-	-	-	-	-	-	-

Total Loans:
Pass/Watch	$2,837	$1,240	$1,935	$5,277	$5,010	$14,982	$31,281
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$2,837	$1,240	$1,935	$5,277	$5,010	$14,982	$31,281
Current period gross charge-offs	-	-	-	-	-	-	-

The following table reflects loans by credit quality indicator and origination year at December 31, 2024:

December 31, 2024 (dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate:
Pass/Watch	$1,178	$2,003	$5,228	$5,193	$3,771	$12,401	$29,774
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$1,178	$2,003	$5,228	$5,193	$3,771	$12,401	$29,774
Current period gross charge-offs	-	-	-	-	-	15	15

Construction:
Pass/Watch	$-	$-	$-	$-	$-	$-	$-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$-	$-	$-	$-	$-	$597	$597
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$597	$597
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$185	$-	$-	$110	$295
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$185	$-	$-	$110	$295
Current period gross charge-offs	-	-	-	-	-	-	-

All Loans:
Pass/Watch	$1,178	$2,003	$5,413	$5,193	$3,771	$13,108	$30,666
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$1,178	$2,003	$5,413	$5,193	$3,771	$13,108	$30,666
Current period gross charge-offs	-	-	-	-	-	15	15

The allowance for credit loss represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the statement of financial condition date. The following tables summarize the activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024:

	Residential Real Estate Loans
Three Months Ended September 30, 2025 (dollars in thousands)	Mortgage	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$147	$27	$11	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	10	(6)	(4)	-	-
Ending Balances	$157	$21	$7	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	157	21	7	-	185
Total	$157	$21	$7	$-	$185

	Residential Real Estate Loans
Three Months Ended September 30, 2024 (dollars in thousands)	Mortgage	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$190	$-	$10	$-	$200
Charge-offs	(15)	-	-	-	(15)
Recoveries	-	-	-	-	-
Provision for credit losses	-	-	-	-	-
Ending Balances	$175	$-	$10	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	175	-	10	-	185
Total	$175	$-	$10	$-	$185

	Residential Real Estate Loans
Nine Months Ended September 30, 2025 (dollars in thousands)	Mortgage	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$173	$3	$9	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(16)	18	(2)	-	-
Ending Balances	$157	$21	$7	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	157	21	7	-	185
Total	$157	$21	$7	$-	$185

	Residential Real Estate Loans
Nine Months Ended September 30, 2024 (dollars in thousands)	Mortgage	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$175	$15	$10	$-	$200
Charge-offs	(15)	-	-	-	(15)
Recoveries	-	-	-	-	-
Provision for credit losses	15	(15)	-	-	-
Ending Balances	$175	$-	$10	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	175	-	10	-	185
Total	$175	$-	$10	$-	$185

The Company considered an adjustment for credit losses on unfunded loan commitments for the periods ended September 30, 2025 and December 31, 2024 to be insignificant.

In the ordinary course of business, the Company has granted loans to principal officers and directors, and entities in which they have significant ownership or management positions. An analysis of the changes in loans to such borrowers for the nine months ended September 30, 2025 and 2024 follows:

	2025	2024
	(dollars in thousands)
Balance, Beginning	$1,286	$915
Additions	-	425
Payments	(46)	(41)
Balance, Ending	$1,240	$1,299

Note 3. Deposits

A summary of deposit balances by type as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Noninterest-bearing deposits	$913	$1,683
Interest-bearing demand deposits	6,507	6,723
Savings deposits	1,965	11,548
Time deposits	5,850	9,581
Total deposits	$15,235	$29,535

Time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 at September 30, 2025 and December 31, 2024, were $1,731,000 and $1,671,000 respectively.

At September 30, 2025, the scheduled maturities of time deposits were as follows:

Year Ending	Amount
(dollars in thousands)
2025	$520
2026	4,394
2027	739
2028	168
2029	4
2030 and thereafter	25
Total time deposits	$5,850

During the normal course of business, the Company accepts deposits from members of the Board of Directors and officers. As of September 30, 2025 and December 31,2024, these deposits totaled $4,782,000 and $4,706,000. As of September 30, 2025 and December 31, 2024, one customer represented 26% and 16% of the total deposits outstanding, respectively.

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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Denominator
Weighted average common shares outstanding	833,750	833,750
Less average unearned ESOP shares	(65,310)	(65,866)
Weighted average shares	768,440	767,884

The Company had no dilutive or potentially dilutive securities during the three and nine months ended September 30, 2025. EPS data is not applicable for any of the periods in 2024 as the Company had no outstanding shares prior to January 2025.

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

As of September 30, 2025 and December 31, 2024, the Company had commitments to extend credit of $1,812,000 and $1,212,000, respectively.

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

Management believes, as of September 30, 2025, that the Association meets all capital adequacy requirements to which it is subject.

As of September 30, 2025 the most recent notification from the OCC categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Association’s prompt corrective action category.

The Association's actual capital amounts and ratios as of September 30, 2025 and December 31, 2024 are presented in the table:

September 30, 2025	Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$17,253	47.49%	$1,453	4.00%	$1,816	5.00%
Common Equity Tier 1	$17,253	96.40%	$805	4.50%	$1,163	6.50%
Tier 1 Risk-Based Capital	$17,253	96.40%	$1,074	6.00%	$1,432	8.00%
Total Risk-Based Capital	$17,438	97.43%	$1,432	8.00%	$1,790	10.00%

December 31, 2024 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$13,916	37.80%	$1,472	4.00%	$1,841	5.00%
Common Equity Tier 1	$13,916	73.80%	$849	4.50%	$1,226	6.50%
Tier 1 Risk-Based Capital	$13,916	73.80%	$1,131	6.00%	$1,508	8.00%
Total Risk-Based Capital	$14,101	74.78%	$1,508	8.00%	$1,886	10.00%

Note 8. Fair Value Measures

Accounting guidance establishes a fair value hierarchy to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1	–	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2	–

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	–	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis

Loans individually evaluated for credit loss are level 2 assets measured at the fair value of the underlying collateral based on independent third-party appraisals on a nonrecurring basis.

The following presents the financial assets that are measured at fair value on a non-recurring basis for each of the fair value hierarchy levels:

	September 30, 2025
	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans individually evaluated, net of reserve	$-	$72	$-

December 31, 2024
	Level 1	Level 2	Level 3
(dollars in thousands)
Loans individually evaluated, net of reserve	$-	$-	$-

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

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or nonrecurring basis are as follows:

September 30, 2025		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$2,933	$2,933	$-	$-
Loans receivable, net	31,274	-	-	29,580
FHLB stock	363	-	363	-
Financial liabilities:
Deposits	$15,235	-	$-	$16,025

December 31, 2024		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,940	$9,940	$-	$-
Loans receivable, net	30,627	-	-	28,232
FHLB stock	351	-	351	-
Financial liabilities:
Deposits	$29,535	$-	$-	$25,887

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist in understanding our financial condition and results of operations. The information in this section should be read in conjunction with the unaudited consolidated financial statements of Magnolia Bancorp, Inc. (“Magnolia” or the “Company”) and the notes thereto appearing in Part I, Item 1 of this Quarterly report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning, include but are not limited to:

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

Overview

Magnolia Bancorp, Inc. completed its common stock offering and the conversion of Mutual Savings and Loan Association in January 2025. Magnolia conducts its operations primarily through its wholly owned subsidiary, Mutual Savings and Loan Association. The Company’s loan portfolio consists primarily of fixed-rate one- to four-family residential mortgage loans that we have originated. The Company intends to continue our focus on originating primarily fixed-rate one- to four-family residential mortgage loans, and to a lesser extent residential construction loans and home equity lines of credit. In prior years, the Company has also originated commercial real estate loans and multi-family residential loans which represent approximately 2.5% of our loan portfolio at September 30, 2025. We also originate share loans, which are loans secured by deposit accounts at the Company. We generally do not purchase or sell loans. We offer a variety of deposit accounts including checking accounts, NOW accounts and certificates of deposit. The Company is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”).

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations are also affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income consists primarily of rental income and service charges and other fees on deposit accounts. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, audit and regulatory examination fees, insurance premiums, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Federal Reserve Board began increasing its federal funds rate in March 2022 to combat inflation, with 11 increases aggregating 5.25% occurring between March 2022 and July 2023. These increases resulted in substantial increases in market interest rates, including the rates we pay on our certificates of deposit. As interest rates rose during this period, our cost of funds increased and the demand for our fixed-rate loans decreased, resulting in declines in our net interest income. We elected not to match the highest market rates being paid on longer term certificates of deposit in light of the substantial increases in market interest rates, and we shortened the average maturity of our certificates of deposit. In an effort to offset the declines in net interest income during this period, we took steps to control our total non-interest expenses, which decreased in 2024 from 2023. Our non-interest expenses increased in 2025 as a result of our conversion to a public reporting entity. We incurred a net loss in the first nine months of 2025, as non-interest expense increased more than net interest income increased.

In September 2025, the Federal Reserve Board decreased its federal funds rate by 0.25% to 4.0%, which was followed by a second 0.25% decrease on October 29, 2025. We expect these rate reductions will continue to result in declines in our cost of funds. At September 30, 2025, we had $4.9 million of certificates of deposit scheduled to mature within twelve months, with $4.0 million of such short-term certificates of deposit bearing an interest rate between 3.00% and 4.00%. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to increase due to our need to hire additional lending and accounting personnel, and the increased expenses associated with being a public company.

Business Strategy

Our principal objective is to build long-term value for our shareholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service.

Highlights of our current business strategy include:

●

Continue to focus on originating fixed-rate one- to four-family residential mortgage loans and residential construction loans for retention in our portfolio. We are primarily a fixed-rate one- to four-family residential mortgage loan lender for borrowers in our primary market area. Our residential construction loans typically convert to a permanent residential mortgage loan upon completion of the construction. We do not offer adjustable-rate residential mortgage loans, other than home equity loans. At September 30, 2025, $28.5 million or 90.6% of our total loan portfolio consisted of fixed- rate one- to four-family residential mortgage loans. In addition, at September 30, 2025, $850,000 or 2.7% of our total loan portfolio consisted of residential construction loans and $424,000 or 1.3% of our total loan portfolio consisted of adjustable-rate home equity loans. We expect residential mortgage lending to remain our primary lending activity.

●

Modestly increase our commercial real estate loan portfolio. To a limited extent, we have originated commercial real estate loans. At September 30, 2025, $508,000 or 1.6% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one- to four-family residential mortgage loans.

●

Modestly increase our multi-family residential loan portfolio. To a limited extent, we have originated multi-family residential loans. At September 30, 2025, $278,000 or 0.9% of our total loan portfolio consisted of multi-family residential loans. Multi-family residential loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one- to four-family residential mortgage loans.

●

Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At September 30, 2025, we had only two loans aggregating $137,000 that were 30 days or more delinquent.

●

Continue efforts to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $9.4 million or 61.6% of total deposits at September 30, 2025. Of this amount, $913,000 or 6.0% of total deposits consisted of non-interest-bearing accounts.

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

There are risks associated with our plans to increase our commercial real estate loans and multi-family residential loans. While we intend to mitigate these risks by following our loan underwriting policies with respect to such loans and by hiring additional loan officers who are experienced in this area, there can be no assurance that we can hire additional loan officers with such experience or that such loan officers will be able to generate a sufficient volume of new loans to cover their compensation. In addition, we expect our commercial real estate loan portfolio and our multi-family residential loan portfolio to each account for less than 5% of our total loan portfolio for the foreseeable future.

Anticipated Increase in Noninterest Expense

Following the completion of the conversion, our noninterest expense has increased because of the increased costs associated with operating as a public company and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan. Our noninterest expense is expected to continue to increase due to our need to hire additional personnel and expected grants under our stock-based benefit plans, which were approved by stockholders in September 2025. As of the date of this filing, we have not yet made any grants under such plans as we have been in a quarter-end blackout period; however, we anticipate that grants will be made in the near future.

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

We have assessed our internal controls over financial reporting including procedures around the allowance for credit losses, to ensure they are operating at a reasonable level of assurance. The remedial measures we have taken to address these material weaknesses include using the COSO 2013 framework to document the Company’s risk assessment over financial reporting with a focus on how that model should be applied to smaller reporting entities and entities that qualify under the Emerging Growth definition of the SEC. The model recognizes that smaller reporting entities, while still subject to the control principles, will have fewer resources to scale its internal control environment and controls to, such as fewer personnel. We believe the linkage of controls to principal objectives, and identification of processes and controls at the entity wide and process level are appropriately designed to address the inherent risk of smaller reporting entities. However, we are continuing to evaluate our design of internal controls over financial reporting and may make further revisions we believe are necessary and appropriate. The testing of operating effectiveness to date has indicated that those controls tested are operating as designed, however our testing will continue through and to the end of the year. In addition, certain of our controls are designed to function as of a point in time such as at the end of a reporting period. As such those controls will be tested as of the end of our fiscal year. We believe these actions and any other that we may determine need to be implemented, when complete, will remediate the control weaknesses.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets were $36.1 million at September 30, 2025, a decrease of $7.8 million, or 17.8%, from $44.0 million at December 31, 2024. This decrease is primarily due to a decrease of $7.0 million in cash and cash equivalents and a decrease of $1.4 million in other assets. The decrease was partially offset by an increase of $0.7 million in net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $7.0 million, or 70.5%, to $2.9 million at September 30, 2025 from $9.9 million at December 31, 2024. As market interest rates continued to remain at relatively high rates and in light of the reduced demand for our fixed-rate mortgage loans, we elected not to match the highest market rates being paid on longer term deposits, and did not renew higher rate certificates of deposits. We used our excess liquidity to fund the decrease in deposits. Our cash and cash equivalents were 8.1% of total assets at September 30, 2025 compared to 22.6% of total assets at December 31, 2024.

Loans Receivable, Net. Loans receivable, net, increased by $.7 million, or 2.1%, to $31.3 million at September 30, 2025 from $30.6 million at December 31, 2024. During the first nine months of 2025, our total loan originations increased by $2.5 million, or 369%, from $.7 million during the first nine months of 2024. Originations of one- to-four family residential loans representing most of the loan portfolio increased by $1.3 million in the first nine months of 2025 compared to the first nine months of 2024, as the demand for our fixed-rate loans increased compared to the first nine months of 2024.

Deposits. Total interest-bearing deposits decreased by $13.5 million, or 48.6%, to $14.3 million at September 30, 2025 from $27.9 million at December 31, 2024. Core deposits (defined as deposits other than certificates of deposit) decreased by $10.6 million, or 53.0%, to $9.4 million at September 30, 2025 from $20.0 million at December 31, 2024. The decline in core deposits was primarily due to the completion of the conversion, which resulted in $7.7 million on deposit at the Association being used to purchase shares of common stock of Magnolia Bancorp (with the remaining shares purchased with a loan to the ESOP), and an additional $1.4 million of deposits being refunded to purchasers in the over-subscribed community offering. To a lesser extent, the decrease was also partially due to our certificates of deposit decreasing by $3.7 million, or 38.9%, from $9.6 million at December 31, 2024. Certificates of deposit decreased primarily due to payoffs of higher rate maturing term deposits.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits, but market conditions affected this strategy during the first nine months of 2025. Non-interest-bearing deposits, decreased by $.8 million, or 45.8%, to $.9 million at September 30, 2025 from $1.7 million at December 31, 2024. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer deposits.

Borrowings. We had no FHLB advances at September 30, 2025 or December 31, 2024. We have a line of credit totaling $13.0 million with the FHLB for advances which are secured by a blanket collateral agreement covering substantially all of our loans receivable.

Total Equity. Total equity increased by $6.1 million, or 44.0%, to $20.0 million at September 30, 2025 from $13.9 million at December 31, 2024. The increase resulted from the proceeds of the conversion in January 2025 of $8.3 million less the $1.4 million in stock offering costs and $650,000 in unearned ESOP compensation, which was partially offset by our net loss of $114,000 for the first nine months of 2025.

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

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$31,195	$340	4.36%	$31,338	$337	4.30%
FHLB stock	361	4	4.43	347	5	5.76
Other interest-earning assets	3,261	34	4.17	2,060	26	5.05
Total interest-earning assets	34,817	378	4.34	33,745	368	4.36
Non-interest-earning assets	1,511			2,060
Total assets	$36,328			$35,805
Interest-bearing liabilities:
Savings and NOW accounts(2)	$8,773	2	0.09	$10,263	2	0.09
Certificates of deposit	5,942	45	3.03	10,362	98	3.78
Total deposits	14,715	47	1.28	20,625	100	1.94
FHLB advances	-	-	-	496	7	5.65
Total interest-bearing liabilities	14,715	47	1.28	21,121	107	2.03
Non-interest-bearing liabilities	1,561			697
Total liabilities	16,276			21,818
Total equity	20,052			13,987
Total liabilities and equity	$36,328			$35,805
Net interest-earning assets	$20,102			$12,624
Net interest income; average interest spread		$331	3.07%		$261	2.33%
Net interest margin(3)			3.80%			3.09%
Average interest-earning assets to average interest-bearing liabilities			236.61%			159.77%

_______________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes interest-bearing demand accounts.
(3)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans receivable(4)	$30,951	$1,005	4.33%	$31,823	$1,010	4.23%
FHLB stock	357	12	4.48	341	13	5.08
Other interest-earning assets	4,973	167	4.48	1,816	70	5.14
Total interest-earning assets	36,281	1,184	4.35	33,980	1,093	4.29
Non-interest-earning assets	2,062			1,867
Total assets	$38,343			$35,847
Interest-bearing liabilities:
Savings and NOW accounts(5)	$8,825	6	0.09	$10,620	7	0.09
Certificates of deposit	7,190	184	3.41	9,840	258	3.50
Total deposits	16,015	190	1.58	20,460	265	1.73
FHLB advances	-	-	-	622	26	5.56
Total interest-bearing liabilities	16,015	190	1.58	21,082	291	1.84
Non-interest-bearing liabilities	1,864			776
Total liabilities	17,879			21,858
Total equity	20,464			13,989
Total liabilities and equity	$38,343			$35,847
Net interest-earning assets	$20,266			$12,898
Net interest income; average interest spread		$994	2.77%		$802	2.45%
Net interest margin(6)			3.65%			3.15%
Average interest-earning assets to average interest-bearing liabilities			226.54%			161.18%

_______________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes interest-bearing demand accounts.
(3)	Equals net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2025 vs 2024			Nine Months Ended September 30, 2025 vs 2024
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(dollars in thousands)			(dollars in thousands)
Interest income:
Loans receivable	$5	$(2)	$3	$23	$(28)	$(5)
FHLB stock	(1)	-	(1)	(2)	1	(1)
Other interest-earning assets	(5)	13	8	(9)	106	97
Total interest income	(1)	11	10	12	79	91
Interest expense:
Savings and NOW accounts	-	-	-	-	(1)	(1)
Certificates of deposit	(20)	(33)	(53)	(6)	(68)	(74)
Total deposits	(20)	(33)	(53)	(6)	(69)	(75)
FHLB advances	-	(7)	(7)	-	(26)	(26)
Total interest expense	(20)	(40)	(60)	(6)	(95)	(101)
Increase (decrease) in net interest income	$19	$51	$70	$18	$174	$192

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. We had a net loss of $48,000 for the three months ended September 30, 2025 compared to a net loss of $36,000 for the comparable period of 2024. This $12,000 increase in the net loss was due to an increase of $85,000 in total non-interest expense, which was partially offset by an increase of $70,000 in net interest income and an increase of $2,000 in the income tax benefit. In September 2025, the Federal Reserve Board decreased its federal funds rate by 0.25% to 4.0%, which was followed by a second 0.25% decrease on October 29, 2025. We expect these rate reductions will continue to result in declines in our cost of funds and improvement in our net interest income. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to remain high following the conversion due to our need to hire additional lending and accounting personnel and the increased expenses associated with being a public company.

Interest Income. Interest income increased by $10,000 or 2.7% to $378,000 in the three months ended September 30, 2025 from $368,000 in the comparable period of 2024. The increase in interest income was primarily due to an increase of $8,000 or 30.8% in other interest on deposits with other banks and cash equivalents, as the average balance increased by $1.2 million or 58.3% due to the conversion proceeds. Cash and cash equivalents were $2.9 million at September 30, 2025 as we used a portion of our excess liquidity to fund deposit outflows.

Interest income also increased due to higher interest on loans. Loan income increased $3,000 or .9% as the average yield on loans increased from 4.30% in 2024 to 4.36% in 2025 due to new loan originations having higher rates than on loans that have paid off. Our total loan originations increased in the three months ended September 30, 2025 by $577,000, or 303.7%, from $190,000 for the three months ended September 30, 2024, as the demand for our fixed-rate loans increased. Market interest rates for fixed-rate loans currently exceed the average yield on our loan portfolio.

Interest Expense. Total interest expense decreased by $60,000 or 56.1% to $47,000 for the three months ended September 30, 2025 from $107,000 for the three months ended September 30, 2024. The decrease was primarily due to the decrease of $53,000 in interest expense on certificates of deposit, and a decrease of $7,000 in interest expense on FHLB advances in the three months ended September 30, 2025 compared to September 30, 2024.

Interest expense on our certificates of deposit decreased to $45,000 in the three months ended September 30, 2025 from $98,000 in the comparable three months of 2024. This decrease in interest expense of $53,000 was due to the average rate paid on certificates of deposit decreasing to 3.03% in 2025 from 3.78% in 2024, reflecting the roll-off of higher rate certificates of deposits. The average balance of certificates of deposit declined in 2025 by $4.4 million or 42.7% from the three months ended September 30, 2024, as we elected not to renew higher average rate term deposits that matured during the period.

At September 30, 2025, $4.9 million or 83.0% of our total certificates of deposit were scheduled to mature within the following 12 months. We shortened the average maturity of our certificates of deposit in anticipation of market interest rates beginning to decline. If the Federal Reserve Board continues to reduce its federal funds rate and market interest rates on new certificates of deposit decrease from current levels, we expect these rate reductions will eventually result in declines in our cost of funds.

There was no interest expense on FHLB advances during the three months ended September 30, 2025 compared to $7,000 in the three months ended September 30, 2024, as there were no FHLB advances during the three months ended September 30, 2025 compared to an average balance of $496,000 during the three months ended September 30, 2024. All of our outstanding FHLB advances were repaid upon maturity by September 30, 2024.

Net Interest Income. Net interest income increased by $70,000, or 26.8%, to $331,000 for the three months ended September 30, 2025 compared to $261,000 for the three months ended September 30, 2024. The increase was primarily due to a $7.5 million or 59.2% increase in the average balance of our net interest-earning assets. The average interest rate spread increased to 3.07% for the three months ended September 30, 2025 from 2.33% for the three months ended September 30, 2024, as the cost of funds decreased as higher paying certificate of deposits that matured were not renewed. The ability to shift our funding mix and rates was due to the completion of our stock offering and conversion in January of 2025.

Provision for Credit Losses. We made no provision for credit losses in either the three months ended September 30, 2025 or 2024. We had no loan charge-offs in the three months ended September 30, 2025. In September 2024, we foreclosed on one loan resulting in a $15,000 write-off which reduced our allowance for credit losses from $200,000 at December 31, 2024 to $185,000 at September 30, 2024. Our total non-performing assets as of September 30, 2025 and 2024 were $72,000 and $0, respectively. The allowance for credit losses was $185,000 at September 30, 2025 representing 257% of non-performing assets at September 30, 2025. As of September 30, 2025, we had two loans totaling $137,000 that were 30 days or more delinquent, compared to one loan for $354,000 that was 30 days or more delinquent at December 31, 2024. One past due loan with an outstanding balance of $72,000 was 90 days past due and on nonaccrual at September 30, 2025. No additional provision for credit losses was deemed necessary in the loan portfolio.

Non-interest Income. Non-interest income increased $1,000 to $9,000 for three months ended September 30, 2025. Non-interest income is comprised of customer service charges and rental income.

Non-interest Expense. Non-interest expense increased by $85,000, or 27.0%, to $400,000 for the three months ended September 30, 2025 compared to $315,000 for the three months ended September 30, 2024. The increase in non-interest expense in the three months of 2025 was primarily due to increases of:

●	$55,000 or 211.5% in audit and regulatory examination fees, legal and insurance

●	$20,000 or 200% in other expenses

●	$3,000 or 300% in advertising

●	$8,000 or 4.0% in salaries and employee benefits

●	$6,000 or 21.4% in data processing

The above increases were partially offset by decreases of:

●	$7,000 or 18.4% in occupancy and equipment expense

The increase in audit and regulatory examination expense, legal and insurance resulted primarily from additional professional fees related to preparation and filing of public company filings. The increase in salaries and employee benefits in the three months of 2025 was primarily due to additional costs related to the hiring of an additional accounting employee and contract resources. Advertising expense increased in the three months ended September 30, 2025 as we implemented a social media campaign in select markets. Data processing expenses increased due to rising costs of processing transactions.

Income Tax Provision (Benefit). We had an income tax benefit of $12,000 for the three months ended September 30, 2025 compared to an income tax benefit of $10,000 for the comparable three months of 2024. The tax benefit in the three months of 2025 represented an effective tax rate of 20.0% on our pre-tax loss of $60,000 for such period, and our tax benefit for the three months of 2024 represented an effective tax rate of 21.7% on our pre-tax loss of $46,000 for such period. The change in the effective rate between the periods was due to the amount of certain nondeductible expenses.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

General. We had a net loss of $114,000 for the nine-month period ended September 30, 2025 compared to a net loss of $60,000 for the comparable period of 2024. This $54,000 increase in the net loss was due to an increase of $259,000 in total non-interest expense, which was partially offset by an increase of $192,000 in net interest income and an increase of $11,000 in the income tax benefit. In September 2025, the Federal Reserve Board decreased its federal funds rate by 0.25% to 4.0% which was followed by a second 0.25% decrease on October 29, 2025. We expect these rate reductions will continue to result in declines in our cost of funds and improvement in our net interest income. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to remain high following the conversion due to our need to hire additional lending and accounting personnel and the increased expenses associated with being a public company.

Interest Income. Interest income increased by $91,000 or 8.3% to $1,184,000 in the nine months ended September 30, 2025 from $1,093,000 in the comparable period of 2024. The increase in interest income was due to an increase of $97,000 or 138.6% in interest on deposits with other banks and cash equivalents, as the average balance increased by $3.2 million or 173.8% due to the conversion proceeds. This increase was partially offset by a decrease of $5,000 or .5% in interest on loans.

The decreased interest on loans was due to a $.9 million or 2.7% decrease in the average loan balance, as demand for our fixed-rate loans remained weak throughout 2024 and into 2025. The decrease in the average balance was partially offset by an increase in the average yield to 4.33% in 2025 compared to 4.23% in 2024, as the average yield on new loan originations exceeded the average yield on repayments of older loans. Our total loan originations increased in the nine months ended September 30, 2025 by $2.5 million, or 369.0%, from $691,000 for the nine months ended September 30, 2024, as the demand for our fixed-rate loans began to increase. Market interest rates for fixed-rate loans currently exceed the average yield on our loan portfolio.

Interest Expense. Total interest expense decreased by $101,000 or 34.7% to $190,000 for the nine months ended September 30, 2025 from $291,000 for the nine months ended September 30, 2024. The decrease was primarily due to the decrease of $74,000 in interest expense on certificates of deposit and a decrease of $26,000 in interest expense on FHLB advances in the nine months ended September 30, 2025 compared to September 30, 2024. The average balance of certificates of deposit declined in 2025 by $2.7 million from the nine months ended September 30, 2024, as we did not renew $2 million of term deposits that matured with an average rate of 4.1%.

At September 30, 2025, $4.9 million or 83.0% of our total certificates of deposit were scheduled to mature within the following 12 months. We shortened the average maturity of our certificates of deposit in anticipation of market interest rates beginning to decline. If the Federal Reserve Board continues to reduce its federal funds rate and market interest rates on new certificates of deposit decrease from current levels, we expect these rate reductions will eventually result in declines in our cost of funds.

There was no interest expense on FHLB advances during the nine months ended September 30, 2025 as there were no outstanding advances during the period. Interest expense during the nine months ended September 30, 2024 was $26,000, and the advances had an average balance of $622,000 during that period. All outstanding FHLB advances were repaid upon maturity prior to September 30, 2024.

Net Interest Income. Net interest income increased by $192,000, or 23.9%, to $994,000 for the nine months ended September 30, 2025 compared to $802,000 for the nine months ended September 30, 2024. The increase was primarily due to an increase in the average balance of other interest-earning assets as a result of the stock transaction in January 2025 and a decrease in average interest-bearing liabilities as high rate time deposits were not renewed.

Provision for Credit Losses. We made no provision for credit losses in either the nine months ended September 30, 2025 or 2024. We had no loan charge-offs in the nine months ended September 30, 2025. In September 2024, we foreclosed on one loan resulting in a $15,000 write-off which reduced our allowance for credit losses from $200,000 at December 31, 2024 to $185,000 at September 30, 2024. Our total non-performing assets as of September 30, 2025 and 2024 were $72,000 and $0, respectively. The allowance for credit losses was $185,000 at September 30, 2025 representing 257% of non-performing asset at September 30, 2025. As of September 30, 2025, we had two loans totaling $137,000 that were 30 days or more delinquent, compared to one loan for $354,000 that was 30 days or more delinquent at December 31, 2024. One past due loan with an outstanding balance of $72,000 was 90 days past due and on nonaccrual at September 30, 2025. No additional provision for credit losses was deemed necessary in the loan portfolio.

Non-interest Income. Non-interest income increased $2,000 for the nine months ended September 30, 2025 to $26,000 compared to the nine months of 2024. A nominal decrease in customer service charges and fees was offset by a nominal increase in rental income.

Non-interest Expense. Non-interest expense increased by $259,000, or 28.7%, to $1,162,000 for the nine months ended September 30, 2025 compared to $903,000 for the nine months ended September 30, 2024. The increase in non-interest expense in the nine months of 2025 was primarily due to increases of:

●	$202,000 or 246.3% in audit and regulatory examination fees, insurance and legal expenses

●	$26,000 or 96.3% in other expenses

●	$20,000 in advertising expenses

●	$12,000 or 15.2% in data processing

●	$11,000 or 1.9% in salaries and employee benefits

The above increases were partially offset by a decrease of:

●	$12,000 or 11.2% in occupancy and equipment expense

The increase in audit and regulatory examination fees and legal expense resulted primarily from additional professional fees related to preparation and filing of public company filings. Advertising expense increased in the nine months of 2025 as we implemented a social media campaign in certain markets. The increase in data processing is due primarily to rising costs of processing transactions. The increase in salaries and employee benefits in the nine months ended September 30, 2025 was primarily due to hiring an additional accounting employee and contract resources and incurring compensation expense for the Company’s new ESOP.

Income Tax Provision (Benefit). We had an income tax benefit of $28,000 for the nine months ended September 30, 2025 compared to an income tax benefit of $17,000 for the comparable nine months of 2024. The tax benefit in the nine months of 2025 represented an effective tax rate of 19.7% on our pre-tax loss of $142,000 for such period, and our tax benefit for the nine months of 2024 represented an effective tax rate of 22.1% on our pre-tax loss of $77,000 for such period. The amount of non-deductible expenses resulted in the change in the effective rate between the periods.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans, and to a lesser extent borrowings. We have the ability to borrow from the Federal Home Loan Bank of Dallas. All advances outstanding during 2024 matured and were paid prior to September 30, 2024, and we have not utilized any FHLB advances in 2025.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and lending activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the nine months ended September 30, 2025, cash flows from operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $7.0 million compared to a net decrease of $83,000 for the nine months ended September 30, 2024. The decrease in cash and cash equivalents was due primarily from a use of cash in both financing activities and investing activities of $6.3 million and $647,000, respectively for the nine months ended September 30, 2025 compared to a use of cash in both financing activities and operating activities of $643,000 and $614,000 and a source from investing activities of $1.2 million for the nine months ended September 30, 2024. Operating activities decreased primarily due to fluctuations in operating assets and liabilities and non-cash operating changes in account balances. Investing activities used $.6 million to fund new loans net of loan repayments. Financing activities used $5.4 million of cash to fund deposit outflows, $1.4 million in refunds of stock subscriptions and $145,000 in stock issuances costs paid, which amounts were partially offset by $187,000 of proceeds from stock subscription conversion deposits and a $453,000 increase in advances from borrowers for insurance and taxes. The $7.0 million reduction in cash and cash equivalents during the nine months ended September 30, 2025 to $2.9 million contributed to the reduction in total assets to $36.1 million from $44.0 million at December 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity on a daily basis and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits can be retained. At September 30, 2025, certificates of deposit that are scheduled to mature within the next 12 months totaled $4.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

At September 30, 2025, the Association was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 7 of the notes to the unaudited consolidated financial statements as of and for the nine months ended September 30, 2025.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2025. When we disburse funds pursuant to outstanding commitments, those disbursements increase our outstanding loans and are treated as loan originations in the period in which the funds are disbursed.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed at September 30, 2025	To 1 Year	1-3 Years	Over 3 to 5 Years	After 5 Years
	(dollars in thousands)
Unused lines of credit	$958	$-	$-	$-	958
Undisbursed portion of loans in process	854	854	-	-	-
Commitments to originate loans	-	-	-	-	-
Total commitments	$1,812	$854	$-	$-	$958

The following table summarizes our contractual cash obligations at September 30, 2025.

		Payments Due by Period
	As of September 30, 2025	To 1 Year	1-3 Years	Over 3 to 5 Years	After 5 Years
	(dollars in thousands)
Certificates of deposit	$5,850	$4,867	$953	$30	$-
FHLB advances	-	-	-	-	-
Total long-term debt	$5,850	$4,867	$953	$30	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on such evaluation, management concluded that the Company’s controls and procedures were not effective due to the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.”

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for those actions taken to address the material weaknesses as disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.” We are currently assessing and improving our processes and control procedures to ensure they operate at a reasonable level of assurance.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of Magnolia Bancorp, Inc. (1)
3.2	Bylaws of Magnolia Bancorp, Inc. (1)
3.3	Amendment No. 1 to Bylaws of Magnolia Bancorp, Inc. (2)
4.1	Form of Stock Certificate of Magnolia Bancorp, Inc. (1)
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (3)
10.1	Employment Agreement by and between Magnolia Bancorp, Inc. and Mutual Savings and Loan Association and Michael L. Hurley* (1)
10.2	Employment Agreement by and between Magnolia Bancorp, Inc. and Mutual Savings and Loan Association and Anita C. Cambre* (1)
10.3	Resignation of Positions and Termination of Employment Agreement by and among Magnolia Bancorp, Inc., Mutual Savings and Loan Association and Anita C. Cambre dated September 18, 2025* (4)
10.4	2025 Stock Option Plan* (5)
10.5	2025 Recognition and Retention Plan and Trust Agreement* (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________________________

*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on August 27, 2024, as amended, and declared effective on November 8, 2024 (Commission File No. 333-281796).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 29, 2025 (Commission File No. 333-281796).
(3)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on January 14, 2025 (File (Commission File No. 333-281796).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 19, 2025 (Commission File No. 333-281796).
(5)	Incorporated by reference from the Company’s definitive proxy statement on DEF 14A, filed on August 14, 2025 (Commission File No. 333-281796)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Magnolia Bancorp, Inc.
(Registrant)

Date: November 10, 2025	/s/ Michael L Hurley
Michael L Hurley
President and Chief Executive Officer

Date: November 10, 2025	/s/ Donice Wagner
Donice Wagner
Executive Vice President and Chief Financial Officer