Form 10-K
period 2025-12-31
Magnolia Bancorp, Inc.
filed 2026-03-16
CIK 2033615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates based on a closing price of $11.85 on December 31, 2025 was $8.4 million.

Number of shares of Common Stock outstanding as of February 28, 2026: 832,602

DOCUMENTS INCORPORATED BY REFERENCE

None.

MAGNOLIA BANCORP, INC.

FORM 10-K

Forward-Looking Statements

This Annual Report contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Magnolia Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Magnolia Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of credit losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Magnolia Bancorp is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Magnolia Bancorp is or will be engaged. Magnolia Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

PART I

Item 1. Business

General

BUSINESS OF MAGNOLIA BANCORP, INC.

Magnolia Bancorp, Inc. (“Magnolia Bancorp” or the “Company”) was incorporated by Mutual Savings and Loan Association (“Mutual Savings” or the “Association”) in May 2024 as part of the conversion of Mutual Savings from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on January 14, 2025, at which time the Company acquired all of the issued and outstanding shares of common stock of the Association and the Association became a wholly owned subsidiary of Magnolia Bancorp. Concurrently with consummation of the Conversion, the Company completed its initial public offering and issued 833,750 shares of its common stock for an aggregate of $8.3 million. Total net proceeds from the offering were approximately $6.9 million (including shares issued to the Company’s employee stock ownership plan (“ESOP”)). The Company contributed 50% of the net proceeds from the stock offering to the Association. The Company retained the remainder of the net proceeds from the stock offering and used $667,000 to make a loan to the ESOP.

Upon the completion of the Conversion, Magnolia Bancorp became the savings and loan holding company of Mutual Savings and Loan Association and is authorized to pursue other business activities permitted by applicable laws and regulations. See “Regulation and Supervision – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies.

The Company’s cash flow depends on earnings from the investment of the net proceeds from the stock offering that it retains, and any dividends received from Mutual Savings and Loan Association. Mutual Savings and Loan Association is subject to regulatory limitations on the amount of dividends that it may pay. See “Regulation and Supervision – Federal Banking Regulation – Capital Distributions.”

Magnolia Bancorp neither owns nor leases any property, but instead uses the premises, equipment and furniture of Mutual Savings and Loan Association. The Company employs only persons who are officers of Mutual Savings and Loan Association to serve as officers of Magnolia Bancorp. However, we periodically use the support staff of Mutual Savings and Loan Association. Magnolia Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future but currently has no immediate plans to do so.

BUSINESS OF MUTUAL SAVINGS AND LOAN ASSOCIATION

General

Mutual Savings conducts business from our main office in Jefferson Parish and one branch office in St. Tammany Parish. Our loan portfolio consists primarily of fixed-rate one-to-four family residential mortgage loans that we have originated. We also originate residential construction loans and, to a substantially lesser extent, home equity loans, and share loans (loans secured by deposit accounts at Mutual Savings and Loan Association). We originate loans typically for retention in our portfolio. We offer a variety of deposit accounts including checking accounts, savings accounts and certificates of deposit. We currently do not offer electronic banking services such as mobile banking, on-line banking or telephone banking. We are subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (“OCC”), our primary federal regulator.

Our main office is located at 2900 Clearview Pkwy., Metairie, Louisiana 70006, and the telephone number is (504) 455-2444. Our website address is www.mutualsavings.com. Information on our website is not incorporated into this annual report on Form 10-K and should not be considered part of this annual report on Form 10-K.

Market Area

We consider Jefferson and St. Tammany Parishes in Louisiana to be our primary market area for originating loans and gathering deposits. Our offices are located in these two parishes, which are bedroom communities of New Orleans. Mutual Savings and Loan Association primarily serves retail customers from its branch network. Management considers sections of these parishes to be demographically attractive and close to the business and financial district of New Orleans. Jefferson and St. Tammany Parishes comprise the 2nd and 4th largest parishes in Louisiana, respectively, in terms of population and number of households. According to published statistics, the New Orleans-Metairie MSA has a population of approximately 1.3 million, with Jefferson and St. Tammany Parishes having populations of approximately 421,000 and 280,000, respectively.

St. Tammany and Jefferson Parishes have the 5th and 15th largest median household income, at $79,300 and $65,200, respectively, in Louisiana, which are both greater than the estimated median household income of $60,000 for Louisiana. The preliminary December 31, 2025 unemployment rates for Jefferson and St. Tammany Parishes were 4.1% and 4.1%, respectively, compared to 4.3% statewide and 4.4% nationwide.

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

Competition

We face significant competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money centers, regional banks, community banks, savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, for deposits, from money market funds, brokerage firms, mutual funds and insurance companies.

We experience significant competition with respect to our ability to modestly increase our multi-family residential real estate loans and commercial real estate loans, as larger institutions have greater financial capability to make these loans, more experienced lenders, existing relationships with borrowers and higher visibility in this area. We expect our multi-family residential loan portfolio and our commercial real estate loan portfolio to each account for less than 5% of our total loan portfolio for the foreseeable future.

Lending Activities

General. Our loan portfolio consists primarily of fixed-rate one-to-four family residential mortgage loans. We also originate residential construction loans and, to a substantially lesser extent, home equity loans and share loans. We typically retain in our portfolio the loans we originate.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2025		2024
	Amount	%	Amount	%
	(dollars in thousands)

Residential real estate	$30,037	97.8%	$29,774	97.1%
Construction	-	-	-	-
Commercial real estate	476	1.5	597	1.9
Share loans	212	.7	295	1.0
Total loans	30,725	100.0%	30,666	100.0%
Unamortized net deferred loan costs	179		146
Less allowance for credit losses	(185)		(185)
Net loans	$30,719		$30,627

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2025. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	Residential	Construction	Commercial Real Estate	Share Loans	Total

	(dollars in thousands)
Amounts due after December 31, 2025 in:
One year or less	$419	$-	$-	$212	$631
After one through five years	625	-	48	-	673
After five through 15 years	5,612	-	428	-	6,040
After 15 years	23,381	-	-	-	23,381
Total	$30,037	$-	$476	$212	$30,725

The following table shows fixed and adjustable rate loans at December 31, 2025 that are due after December 31, 2025.

	Fixed-Rate	Floating or Adjustable-Rate	Total at December 31, 2025
	(dollars in thousands)
Residential real estate	$29,618	$419	$30,037
Construction	-		-
Commercial real estate	476	-	476
Share loans	212	-	212
Total	$30,306	$419	$30,725

Residential Mortgage Lending. At December 31, 2025, one-to-four family residential mortgage loans totaled $28.8 million, or 93.1% of total loans. Our one-to-four family residential real estate loans are primarily secured by owner-occupied properties located in our primary market area. The Company has a special market niche of bi-weekly mortgages. The bi-weekly program shortens the term of the loan, allowing the borrower’s equity to build up much faster than a traditional monthly mortgage payment plan. Because the bi-weekly loans provide a shorter duration than traditional 30-year fixed-rate loans, these loans are beneficial for asset/liability management purposes. In addition, the bi-weekly loans enable the Company to monitor any delinquencies that may occur more quickly. At December 31, 2025, fixed-rate bi-weekly residential loans amounted to $22.7 million or 73.4% of our total loan portfolio.

We offer fixed-rate residential mortgage loans for 15-year, 20-year, 25-year and 30-year terms, with the principal and interest payments on either a bi-weekly or monthly schedule. The interest rate is determined primarily by reference to market conditions and competitive factors. We generally limit the loan-to-value ratios of our residential mortgage loans to 80% (95% with private mortgage insurance) of the purchase price or appraised value, whichever is lower. Jumbo loans over $806,500 are limited to 80% LTV. Loans on investment properties are generally made for 10-year or 15-year terms with a loan-to-value ratio limited to 70%.

We do not currently offer adjustable-rate residential mortgage loans. We do not offer “interest only” residential mortgage loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan, other than on our residential construction loans. We also do not offer loans that provide for negative amortization of principal, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

Our one-to-four family residential loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and on the appraised value of the underlying real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions, particularly the level of unemployment, that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to become inadequately collateralized, which could expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Residential Construction Loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and who typically use contractors and single-family home builders with whom we have an established relationship and satisfactory history. We also make residential construction loans for investment properties that will be rented out by the borrower. At December 31, 2025, one-to-four family residential mortgage loans secured by non-owner occupied properties totaled $274,000 or 0.9% of total loans. Our residential construction loans are structured as construction/permanent loans where after the applicable construction period the loan converts to a permanent one-to four-family residential mortgage loan. Once construction is complete, all that is needed is a final appraisal rather than a new full appraisal, which results in cost savings for the borrower. The interest rate is locked-in at origination and remains fixed throughout the entire term of the construction/permanent loan. Interest-only payments are required throughout the duration of construction, which can result in lower monthly payments throughout this phase of the process. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. Most of the residential construction loans we have originated in recent years are secured by properties located in St. Tammany Parish, although we have originated such loans on other areas as well. At December 31, 2025, we did not have any outstanding residential construction loans, as all of such loans had been fully disbursed and had converted to a permanent one-to four-family residential loan.

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

Commercial Real Estate and Multi-Family Residential Loans. Commercial real estate and multi-family residential loans are of higher risk than residential real estate loans and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business and the collateral securing these loans. Our existing commercial real estate and multi-family residential loans were originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, the collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial real estate and multi-family residential loans may depend substantially on the success of the business itself. We have not originated these loans in recent years.

Consumer Loans. At December 31, 2025, consumer loans totaled $212,000, or 0.7% of total loans, all of which were share loans. Share loans are loans fully secured by a deposit account at Mutual Savings and Loan Association, with the maximum loan amount equal to 90% of the account balance. We do not originate automobile loans or other similar type consumer loans.

Loan Originations, Purchases and Sales

Most of our loan originations currently come from repeat customers and referrals from customers. We also originate loans to a lesser extent through marketing and advertising efforts and from walk-in customers. While we have not purchased or sold any loans in recent years, we may elect to do so in the future.

The following table shows our total loans originated and repaid during the periods indicated. We did not purchase or sell any loans in the periods shown:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Loan originations:
Residential real estate	$3,920	$947
Construction	1,323	403
Commercial real estate	-	-
Share loans	-	-
Total loan originations	5,243	1,350
Loan principal payments	(5,151)	(2,704)
Net increase (decrease) in total loans	$92	$(1,354)

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Mutual Savings and Loan Association’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2025, our largest credit relationship to one borrower had an outstanding aggregate balance of $1.4 million, secured by a one-to-four family residential mortgage loan. At December 31, 2025, the loan to this borrower was performing according to the original terms.

Generally, all loans are submitted to the Company’s board of directors for review and disposition, except that loans of $25,000 or less only require the approval of the President and Chief Executive Officer. In all cases, the loan is also presented to the board of directors at its next meeting. The board of directors typically meets monthly.

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

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures. When a borrower becomes 15 days past due on a loan, we generally send the borrower a late notice. Delinquency letters are mailed to borrowers at delinquency intervals of 30 and 60 days. Loans are generally placed on non-accrual status when 90 days delinquent. If a loan becomes 90 days delinquent, a letter is sent to the borrower informing the borrower that the entire balance of the loan is due and payable and that if payment is not received or satisfactory arrangements have not been made with the Company, the account will be forwarded to our attorney for collection. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize their financial affairs. All delinquent loans are reported to the board of directors monthly.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at December 31, 2025 and one property at December 31, 2024.

Modifications Made to Borrowers Experiencing Financial Difficulty. We may modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. We had no modified loans at December 31, 2025 or 2024.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2025		December 31, 2024
(dollars in thousands)	30 to 89 days or more past due	90 days and over past due	30 to 89 days or more past due	90 days and over past due
Residential real estate	$-	$136	$354	$-
Construction	-	-	-	-
Commercial	-	-	-	-
Share loans	-	-	-	-
Total	$-	$136	$354	$-

Non-Performing Assets The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have any accruing loans 90 days or more past due as of the dates shown.

	December 31,
	2025	2024
	(dollars in thousands)
Non-accruing loans:
Residential real estate	$136	$-
Construction	-	-
Commercial real estate	-	-
Share loans	-	-
Total non-accruing loans	136	-
Real estate owned, net	-	39
Total non-performing assets	$136	$39
Total loans outstanding	$30,725	$30,666
Total assets outstanding	$37,396	$43,962
Total non-accruing loans as a percentage of total loans outstanding	0.4%	0.0%
Total non-performing loans as a percentage of total loans outstanding	0.4%	0.0%
Total non-performing loans as a percentage of total assets	0.4%	0.0%
Total non-performing assets as a percentage of total assets	0.4%	0.1%

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified at the time the asset exhibits unacceptable risk. Although not the exclusive factor, all loans which are 90 or more days delinquent will be classified “special mention.” Assets classified as “substandard” are inadequately protected by the collateral pledged or the current net worth and paying capacity of the obligor. “Substandard” assets include those characterized by the “distinct possibility that the insured institution will sustain “some loss” if the deficiencies are not corrected.” Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets that do not warrant adverse classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention shall be designated “special mention.” Special mention risk could weaken the asset and increase risk in the future, if not corrected.

In connection with the filing of our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “special mention.”

The following table sets forth the amounts of our classified loans at the dates indicated. There was no related specific valuation allowance in the allowance for credit losses on our classified loans at December 31, 2025 and 2024.

At December 31,
	2025	2024
(dollars in thousands)
Substandard loans	$-	$-
Doubtful loans	-	-
Loss loans	-	-
Total classified loans	$-	$-

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of lifetime credit losses on loans, including unfunded commitments, as of the reporting date. Management uses relevant available information, from both internal and external sources, related to historical experience, current conditions and reasonable and supportable forecasts. Expected credit losses are measured on a pool basis when similar risk characteristics exist by applying a loss rate based on historical data to each loan pool over the estimated remaining life of the loan pool. The loss rate is adjusted for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience, including adjustments for lending management experience and risk tolerance, asset quality and portfolio trends, industry concentrations, trends in underlying collateral, external factors and other economic conditions. Loans that do not share risk characteristics are measured on an individual basis. When a borrower is experiencing financial difficulty and repayment is expected to be provided through the operation or sale of the collateral, the expected credit loss is based on the fair value of collateral at the reporting date, adjusted for costs to sell. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to individually evaluated loans are charged or credited to the provision for credit losses.

Management assesses the allowance for credit losses quarterly. Our evaluation process includes, but is not limited to, loan volume, loan asset quality, delinquency and nonperforming loan trends, historical credit losses, economic and forecasted data. Changes in factors used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses, and it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term.

The following table shows changes in our allowance for credit losses during the periods presented.

	At or for the Year Ended
	December 31,
	2025	2024
	(dollars in thousands)
Allowance for credit losses, beginning of period	$185	$200
Provision for credit losses	-	-
Charge-offs	-	15
Recoveries on loans previously charged-off	-	-
Allowance for credit losses, end of period	$185	$185

Allowance for credit losses as a percent of non-performing loans	136.0%	474.4%
Allowance for credit losses as a percent of total loans outstanding	0.6%	0.6%
Allowance for credit losses as a percent of total nonaccrual loans	136.0%	0.0%
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.0%	0.0%

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

The following table shows how our allowance for credit losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2025			2024
	Amount of Allowance	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans
	(dollars in thousands)
Residential real estate	$178	96.2%	97.8%	$173	93.5%	97.1%
Construction	-	-	-	3	1.6%	-
Commercial real estate	7	3.8%	1.5%	9	4.9%	1.0%
Share loans	-	-	.7%	-	-	1.9%
Total	$185	100.0%	100.0%	$185	100.0%	100.0%

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

Investment Activities

General. The goal of our investment policy is to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, meeting liquidity needs, meeting pledging requirements, and managing asset/liability management and interest rate risk strategies. Subject to loan demand and our interest rate risk analysis, we may purchase investment securities when we have excess liquidity.

Our investment policy is reviewed annually by the board of directors. All investment decisions are made by our President according to board-approved policies. Our current investment policy permits, with certain limitations, investments in federal funds, U.S. Treasury and federal agency securities, securities issued by the U.S. government-sponsored enterprises (including mortgage-backed securities).

We did not hold any investment securities at December 31, 2025 or 2024. However, we may elect in the future to invest in other investments permitted by our investment policy.

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

The following table shows the distribution of deposits by type of deposit as of the dates indicated.

	December 31,
	2025			2024
	Average Balance	Percent	Average Rate	Average Balance	Percent	Average Rate
	(dollars in thousands)
Noninterest-bearing deposits	$757	4.4%	-	$1,036	4.8%	-
Interest-bearing demand deposits	7,431	43.3%	.08%	8,214	37.9%	.08%
Savings deposits	2,072	12.1%	.01%	2,539	11.7%	.01%
Certificates of deposit	6,905	40.2%	3.36%	9,861	45.5%	3.60%
Total deposits	$17,165	100.0%	1.46%	$21,650	100.0%	1.85%

The following table shows the maturities of our uninsured certificates of deposit at December 31, 2025 by time remaining to maturity.

Maturity Period: (dollars in thousands)	Amount
Three months or less	$-
Over three months through six months	-
Over six months through 12 months	1,747
Over 12 months	-
Total	$1,747

The amount of total deposits with accounts over the FDIC’s insurance limit was $9.9 million and $6.4 million at December 31, 2025 and 2024, respectively.

Borrowings. We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of our capital stock in it and our one-to-four family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. We have a line of credit with the FHLB through which advances are drawn, which are secured by a blanket-floating lien on first mortgage loans. At December 31, 2025, the total available line of credit was $12.7 million, with no outstanding advances.

Subsidiary Activities

Mutual Savings and Loan Association is a wholly owned subsidiary of Magnolia Bancorp. The Company has no other subsidiaries and the Association has no subsidiaries.

Employees

At December 31, 2025, we had seven full-time employees and one part-time employee. Our employees are not represented by a collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION

General

Mutual Savings and Loan Association is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC as deposit insurer. This regulation and supervision establish a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders.

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

As a savings and loan holding company, Magnolia Bancorp is required to comply with the rules and regulations of the Federal Reserve Board (the “FRB” or “Federal Reserve”). It is required to file certain reports with the FRB and is subject to examination by the FRB. It is also subject to the rules and regulations of the Securities and Exchange Commission (the “SEC”) under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the FRB, the SEC or Congress, could have a material adverse impact on the operations and financial performance of Magnolia Bancorp and Mutual Savings and Loan Association.

Set forth below is a brief description of material regulatory requirements that are applicable to Mutual Savings and Loan Association and Magnolia Bancorp. This discussion is limited to the particular statutory and regulatory provisions described below and is not intended to be a complete description of such statutes and regulations and their effects on Mutual Savings and Loan Association and Magnolia Bancorp.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, a federal savings association may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Federal savings associations may also establish subsidiaries that may engage in certain activities not otherwise permissible for a federal savings association to engage in directly, including real estate investments and securities and insurance brokerage business. Mutual Savings and Loan Association does not have any subsidiaries and does not have any current plans to establish a subsidiary.

Insurance of Deposit Accounts. Mutual Savings and Loan Association is a member of the Deposit Insurance Fund, which is administered by the FDIC. Its deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. The Association is subject to FDIC assessments for its deposit insurance.

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

Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

At December 31, 2025, Mutual Savings and Loan Association met the criteria for being considered “well capitalized.”

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2025, Mutual Savings and Loan Association complied with the loans-to-one borrower limitations.

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

Community Reinvestment Act and Fair Lending Laws. The Association is subject to the provisions of the Community Reinvestment Act (“CRA”) to help meet the credit needs of its communities, including low- and moderate- income borrowers. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, or is under common control with, an insured depository institution. Magnolia Bancorp is an affiliate of Mutual Savings and Loan Association because it controls the Association. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

In addition, extensions of credit in excess of certain limits must be approved by the board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

The Association also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. The Association was in compliance with the qualified thrift lender test during 2025.

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

Privacy Regulations. Federal regulations generally require that Mutual Savings and Loan Association disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Association is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Association has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Cyber Security Regulations. The federal banking agencies adopted rules providing for notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Bank Secrecy/Anti-Money Laundering Laws. Mutual Savings and Loan Association is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Association to implement policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

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

Holding Company Regulation

General. Magnolia Bancorp is a savings institution holding company, subject to regulation, supervision and examination by the Federal Reserve.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the FRB, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

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

The FRB has issued supervisory guidance regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. This guidance provides for regulatory consultation and non-objection under specified circumstances prior to redeeming or repurchasing regulatory capital instruments, including common stock, regardless of the previously referenced notification requirement. In general, the guidance also provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

Federal Securities Laws. Magnolia Bancorp’s common stock is registered with the Securities and Exchange Commission and accordingly is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

The registration under the Securities Act of 1933, as amended, of shares of common stock issued in the Company’s stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of the Company that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of the Company, or the average weekly reported volume of trading in the shares during the preceding four calendar weeks. In the future, the Company may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Change in Control Regulations. Under the Change in Bank Control Act, a federal statute, no person acting directly or indirectly, or through or in concert with one or more persons, may acquire control of a savings and loan holding company such as Magnolia Bancorp unless the FRB has been given at least 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of 10% or more of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with Magnolia Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. The federal banking regulations presume that a person is acting in concert with any member of the person’s immediate family, regardless of whether the family member lives with the person. The regulations define immediate family to include a person's father, mother, stepfather, stepmother, brother, sister, stepbrother, stepsister, son, daughter, stepson, stepdaughter, grandparent, grandson, granddaughter, father-in-law, mother-in-law, brother-in-law, sister-in-law, son-in-law, daughter-in-law, the spouse of any of the foregoing, and the person's spouse.

Emerging Growth Company Status. Magnolia Bancorp is an emerging growth company. For as long as the Company continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a smaller reporting company, Magnolia Bancorp also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Magnolia Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Conversion and offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company on December 31, 2030, five years after completion of our stock offering.

TAXATION

Federal Taxation

General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.

Method of Accounting. For federal income tax purposes, the Company reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At December 31, 2025, the Company had net operating loss carryforwards of $386,000.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2025, the Company had no capital loss carryovers.

Corporate Dividends. Magnolia Bancorp may generally exclude from income 100% of dividends received from Mutual Savings and Loan Association as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the most recent five-year period.

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

The Louisiana bank shares tax will be imposed on the assessed value of Mutual Savings and Loan Association’s retained earnings and capital stock accounts. The formula for deriving the assessed value is to calculate 15% of the sum of:

(i)	20% of the Association’s capitalized earnings, plus

(ii)	80% of the Association’s taxable shareholders’ equity, minus

(iii)	50% of the Association’s real and personal property assessment.

Various items may also be subtracted in calculating the Association’s capitalized earnings.

Effective January 1, 2026, the deduction for the assessed value of real and personal property owned by the Association will be 100%.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Overview. Our board of directors and management consider information security and cybersecurity as high priorities in our strategic and operational plans. We understand the critical nature of the confidentiality, integrity and availability of customer and bank sensitive information. Any loss of confidentiality, integrity or availability introduces operational, compliance, strategic, transactional, reputational, legal and capital risks which we actively seek to avoid. It is understood that any one of these risks, if realized, will have a negative impact upon the Company. Our approach to information and cybersecurity is proactive and strives to avoid incidents where possible through the use of technical, administrative and physical controls.

Governance. Our efforts for increased information and cybersecurity readiness are driven from the top of the organization. The board of directors reviews and approves an Information Technology and Information Security Risk Appetite Statement which guides the actions of the management team, staff members and supporting third-party service providers. In addition, the board is active in the review and approval of all policies concerning information technology and information security. The board further reviews reports provided by the management team regarding the status of the Company’s compliance with the Gramm-Leach-Bliley Act, risk management program, vendor management program, and the results of tests and exercises conducted for business continuity, disaster recovery, cybersecurity incident response and pandemic response.

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

Operational staff members actively maintain, review, update, and exercise plans and procedures designed to enhance our overall business resiliency. All staff members are trained annually on current information and cybersecurity trends, techniques and their responsibilities to keep our information confidential, accurate and available.

We also utilize the services of third-party providers to conduct an IT audit, external and internal vulnerability testing, external and internal penetration testing, and social engineering testing on a periodic basis. The results of these independent audits and tests are sent to the board of directors for review. Finally, the Company complies with its regulatory requirements by having federal safety and security examinations performed on a schedule dictated by the regulatory agencies. The results of these examinations are reviewed and approved by the board of directors. Additionally, all findings from these examinations are recorded and prioritized for remediation.

Conclusion. Our board of directors and management take very seriously the information security and cybersecurity obligations that the Company has to its customers, shareholders, staff members and regulatory agencies. In support of these obligations, we maintain an information security and cybersecurity program that is sufficient based on our business and considering industry best practices, regulatory requirements, and the expertise of staff members and supporting third-party vendors.

To our knowledge, we have not had a cybersecurity incident that has materially affected the Company, its business strategy, financial condition or results of operation.

Item 2. Properties

We conduct business from our main office and one full-service branch office. We own the land and the building for each location.

Item 3. Legal Proceedings

Magnolia Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Magnolia Bancorp’s common stock trades on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol “MGNO.” As of January 16, 2026, Magnolia Bancorp had 833,750 shares of common stock outstanding held of record by approximately 35 shareholders of record. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

The following table sets forth the quarterly high and low prices of the Company’s common stock from the OTCQB Market.

Quarter Ended	High	Low
March 31, 2025	$11.98	$10.50
June 30, 2025	11.56	10.80
September 30, 2025	11.40	10.86
December 31, 2025	11.85	11.19

The Company has not declared any dividends to holders of its common stock and we do not currently anticipate paying dividends on our common stock in the near future. Our board of directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, statutory and regulatory requirements that affect the payment of dividends by the Association to the Company, and other relevant factors. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

On November 20, 2025, the Company's board of directors authorized a share repurchase program that authorizes the Company to repurchase up to 33,350 shares, or 4.0%, of its then outstanding common stock, with such repurchases to commence after January 14, 2026, the one-year anniversary of the completion of the conversion.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements and footnotes thereto that appear in Item 8 of this Form 10-K. The information contained in this section should be read in conjunction with these consolidated financial statements and footnotes and the business and financial information provided in this Form 10-K.

Overview

Magnolia Bancorp, Inc. completed its common stock offering and the conversion of Mutual Savings and Loan Association in January 2025. Magnolia conducts its operations primarily through its wholly owned subsidiary, Mutual Savings and Loan Association. The Company’s loan portfolio consists primarily of fixed-rate one-to-four family residential mortgage loans that we have originated. The Company intends to continue our focus on originating primarily fixed-rate one-to-four family residential mortgage loans, and to a lesser extent residential construction loans and home equity lines of credit. In prior years, the Company has also originated commercial real estate loans and multi-family residential loans which represent approximately 2.4% of our loan portfolio at December 31, 2025. We also originate share loans, which are loans secured by deposit accounts at the Company. We generally do not purchase or sell loans. We offer a variety of deposit accounts including checking accounts, NOW accounts and certificates of deposit. The Company is subject to regulation and examination by the Federal Reserve, and the Association is subject to regulation and examination by the OCC and the FDIC.

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

The Federal Reserve Board began increasing its federal funds rate in March 2022 to combat inflation, with 11 increases aggregating 5.25% occurring between March 2022 and July 2023. These increases resulted in substantial increases in market interest rates, including the rates we pay on our certificates of deposit. As interest rates rose during this period, our cost of funds increased and the demand for our fixed-rate loans decreased, resulting in declines in our net interest income. We elected not to match the highest market rates being paid on longer term certificates of deposit in light of the substantial increases in market interest rates, and we shortened the average maturity of our certificates of deposit. In an effort to offset the declines in net interest income during this period, we took steps to control our total non-interest expenses, which decreased in 2024 from 2023. Our non-interest expenses increased in 2025 as a result of the increase in expenses associated with being a public reporting entity. We incurred a net loss for the year ended December 31, 2025, as non-interest expense increased more than our net interest income increased.

During 2025, the Federal Reserve Board decreased its federal funds rate a total of 0.75%. We expect these rate reductions will continue to result in declines in our cost of funds. At December 31, 2025, we had $4.9 million of certificates of deposit scheduled to mature within 12 months, with $4.3 million of such short-term certificates of deposit bearing an interest rate between 3.00% and 4.00%. We also expect the demand for our fixed-rate loans will begin to increase as market interest rates decline. However, we expect our total non-interest expenses to increase due to our need to hire additional lending and accounting personnel, and the increased expenses associated with being a public company.

Business Strategy

Our principal objective is to build long-term value for our shareholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service.

Highlights of our current business strategy include:

●

Continue to focus on originating fixed-rate one-to-four family residential mortgage loans and residential construction loans for retention in our portfolio. We are primarily a fixed-rate one-to-four family residential mortgage loan lender for borrowers in our primary market area. Our residential construction loans typically convert to a permanent residential mortgage loan upon completion of the construction. We do not offer adjustable-rate residential mortgage loans, other than home equity loans. At December 31, 2025, $28.8 million or 93.1% of our total loan portfolio consisted of fixed- rate one-to-four family residential mortgage loans. In addition, at December 31, 2025, $419,000 or 1.4% of our total loan portfolio consisted of adjustable-rate home equity loans. We expect residential mortgage lending to remain our primary lending activity.

●

Modestly increase our commercial real estate loan portfolio. To a limited extent, we have originated commercial real estate loans. At December 31, 2025, $476,000 or 1.5% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one-to-four family residential mortgage loans.

●

Modestly increase our multi-family residential loan portfolio. To a limited extent, we have originated multi-family residential loans. At December 31, 2025, $274,000 or 0.9% of our total loan portfolio consisted of multi-family residential loans. Multi-family residential loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one-to-four family residential mortgage loans.

●

Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At December 31, 2025, we had only two loans aggregating $136,000 that were 30 days or more delinquent.

●

Continue efforts to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $10.8 million or 64.0% of total deposits at December 31, 2025. Of this amount, $1.7 million or 9.8% of total deposits consisted of non-interest-bearing accounts.

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

Anticipated Increase in Noninterest Expense

Following the completion of the conversion, our noninterest expense has increased because of the increased costs associated with operating as a public company and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and grants under our stock-based benefit plans. Our noninterest expense is expected to continue to increase due to our need to hire additional personnel and expected grants under our stock-based benefit plans.

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

Comparison of Financial Condition at December 31, 2025 and 2024

Total Assets. Total assets were $37.4 million at December 31, 2025, a decrease of $6.6 million, or 14.9%, from $44.0 million at December 31, 2024. This decrease is primarily due to a decrease of $5.4 million in cash and cash equivalents and a decrease of $1.2 million in other assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $5.4 million, or 54.6%, to $4.5 million at December 31, 2025 from $9.9 million at December 31, 2024. As market interest rates continued to remain at relatively high rates and in light of the reduced demand for our fixed-rate mortgage loans, we elected not to match the highest market rates being paid on longer term deposits and did not renew higher rate certificates of deposits. We used our excess liquidity to fund the decrease in deposits. Our cash and cash equivalents were 12.1% of total assets at December 31, 2025 compared to 22.6% of total assets at December 31, 2024.

Loans Receivable, Net. Loans receivable, net, increased by approximately $100,000 or 0.3%, to $30.7 million at December 31, 2025 from $30.6 million at December 31, 2024. During the year ended December 31, 2025, our total loan originations increased by $3.9 million, or 288.5%, from $1.3 million during the year ended December 31, 2024. Originations of one- to-four family residential loans representing most of the loan portfolio increased by $3.2 million in the year ended December 31, 2025 compared to 2024, as the demand for our fixed-rate loans increased compared to 2024.

Deposits. Total deposits decreased by $12.7 million, or 42.9%, to $16.8 million at December 31, 2025 from $29.5 million at December 31, 2024. Core deposits (defined as deposits other than certificates of deposit) decreased by $9.2 million, or 46.0%, to $10.8 million at December 31, 2025 from $20.0 million at December 31, 2024. The decline in core deposits was primarily due to the completion of the conversion, which resulted in $7.7 million on deposit at the Association being used to purchase shares of common stock of Magnolia Bancorp (with the remaining shares purchased with a loan to the ESOP), and an additional $1.4 million of deposits being refunded to purchasers in the over-subscribed community offering. To a lesser extent, the decrease was also partially due to our certificates of deposit decreasing by $3.5 million, or 36.6%, from $9.6 million at December 31, 2024. Certificates of deposit decreased primarily due to payoffs of higher rate maturing term deposits.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits, but market conditions affected this strategy during the year ended December 31, 2025. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer deposits.

Borrowings. We had no FHLB advances at December 31, 2025 or December 31, 2024. We have a line of credit totaling $12.7 million with the FHLB for advances which is secured by a blanket collateral agreement covering substantially all of our loans receivable.

Total Equity. Total equity increased by $6.1 million, or 43.7%, to $20.0 million at December 31, 2025 from $13.9 million at December 31, 2024. The increase resulted from the proceeds of the conversion in January 2025 of $8.3 million less the $1.4 million in stock offering costs and $645,000 in unearned ESOP compensation, which was partially offset by our net loss of $170,000 for the year ended December 31, 2025.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. As we did not own any tax-exempt securities during the periods presented, no yield adjustments were made. All average balances are based on daily balances.

	Year Ended December 31,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)			(dollars in thousands)

Interest-earning assets:
Loans receivable(1)	$31,013	$1,354	4.37%	$31,553	$1,337	4.24%
FHLB stock	358	16	4.47	343	19	5.54
Other interest-earning assets	4,692	206	4.39	2,204	102	4.63
Total interest-earning assets	36,063	1,576	4.37	34,100	1,458	4.28
Non-interest-earning assets	1,947			1,988
Total assets	$38,010			$36,088
Interest-bearing liabilities:
Savings and NOW accounts(2)	$9,503	8	0.08	$10,753	9	0.08
Certificates of deposit	6,905	232	3.36	9,861	355	3.60
Total deposits	16,408	240	1.46	20,614	364	1.77
FHLB advances	-	-	-	462	26	5.63
Total interest-bearing liabilities	16,408	240	1.46	21,076	390	1.85
Non-interest-bearing liabilities	881			1,036
Total liabilities	17,289			22,112
Total equity	20,721			13,976
Total liabilities and equity	$38,010			$36,088
Net interest-earning assets	$19,655			$13,024
Net interest income; average interest spread		$1,336	2.91%		$1,068	2.43%
Net interest margin(3)			3.70%			3.13%
Average interest-earning assets to average interest-bearing liabilities			219.79%			161.80%

_______________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes interest-bearing demand accounts.
(3)	Equals net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2025 vs 2024
	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)
	(dollars in thousands)
Interest income:
Loans receivable	$41	$(24)	$17
FHLB stock	(4)	1	(3)
Other interest-earning assets	(5)	109	104
Total interest income	32	86	118
Interest expense:
Savings and NOW accounts	-	(1)	(1)
Certificates of deposit	(24)	(99)	(123)
Total deposits	(24)	(100)	(124)
FHLB advances	-	(26)	(26)
Total interest expense	(24)	(126)	(150)
Increase (decrease) in net interest income	$56	$212	$268

Comparison of Operating Results for the Year Ended December 31, 2025 and 2024

General. We had a net loss of $170,000 for the year ended December 31, 2025 compared to a net loss of $100,000 for the year ended December 31, 2024. This $70,000 increase in the net loss was due to an increase of $331,000 in total non-interest expense and a decrease of $6,000 in the income tax benefit, which was partially offset by an increase of $268,000 in net interest income. During 2025, the Federal Reserve Board decreased its federal funds rate by 0.75% to a range of 3.5% to 3.75%. We expect these rate reductions will continue to result in declines in our cost of funds and improvement in our net interest income. We also expect the demand for our fixed-rate loans will continue to increase as market interest rates decline. However, we expect our total non-interest expenses to remain high following the conversion due to our need to hire additional lending and accounting personnel and the increased expenses associated with being a public company.

Interest Income. Interest income increased by $118,000 or 8.1% to $1,576,000 for the year ended December 31, 2025 from $1,458,000 for the year ended December 31, 2024. The increase in interest income was due to an increase of $104,000 or 102% in interest on deposits with other banks and cash equivalents, as the average balance increased by $2.5 million or 113% due to the conversion proceeds.

Interest income also increased due to higher interest on loans. Loan income increased $17,000 or 1.3% as the average yield on loans increased from 4.24% in 2024 to 4.37% in 2025 due to new loan originations having higher rates than on loans that have paid off. Our total loan originations increased by $3.9 million, or 288.5%, from $1.3 million during 2024, as the demand for our fixed-rate loans increased. Market interest rates for fixed-rate loans currently exceed the average yield on our loan portfolio.

Interest Expense. Total interest expense decreased by $150,000 or 38.5% to $240,000 for the year ended December 31, 2025 from $390,000 for the year ended December 31, 2024. The decrease was primarily due to the decrease of $123,000 in interest expense on certificates of deposit and a decrease of $26,000 in interest expense on FHLB advances in the year ended December 31, 2025 compared to December 31, 2024. The average balance of certificates of deposit declined in 2025 by $3.0 million from the year ended December 31, 2024, as we did not renew $2 million of term deposits that matured with an average rate of 4.1%.

At December 31, 2025, $4.8 million or 79.7% of our total certificates of deposit were scheduled to mature within the following 12 months. We shortened the average maturity of our certificates of deposit in anticipation of market interest rates beginning to decline. If the Federal Reserve Board continues to reduce its federal funds rate and market interest rates on new certificates of deposit decrease from current levels, we expect these rate reductions will eventually result in declines in our cost of funds.

There was no interest expense on FHLB advances during the year ended December 31, 2025 as there were no outstanding advances during the period. Interest expense during the year ended December 31, 2024 was $26,000, and the advances had an average balance of $462,000 during that period. All outstanding FHLB advances were repaid upon maturity prior to December 31, 2024.

Net Interest Income. Net interest income increased by $268,000, or 25.1%, to $1,336,000 for the year ended December 31, 2025 compared to $1,068,000 for the year ended December 31, 2024. The increase was primarily due to an increase in the average balance of other interest-earning assets as a result of the stock transaction in January 2025 and a decrease in average interest-bearing liabilities as high rate time deposits were not renewed.

Provision for Credit Losses. We made no provision for credit losses in either the year ended December 31, 2025 or 2024. We had no loan charge-offs in the year ended December 31, 2025. In September 2024, we foreclosed on one loan resulting in a $15,000 write-off which reduced our allowance for credit losses from $200,000 at December 31, 2024 to $185,000 at December 31, 2025. Our total non-performing assets as of December 31, 2025 and 2024 were $136,000 and $34,000, respectively. The allowance for credit losses was $185,000 at December 31, 2025, representing 136% of non-performing assets at December 31, 2025. As of December 31, 2025, we had two loans totaling $136,000 that were 30 days or more delinquent, compared to no delinquencies at December 31, 2024. The two past due loans with an outstanding balance of $136,000 were 90 days past due and on nonaccrual at December 31, 2025. No additional provision for credit losses was deemed necessary in the loan portfolio.

Non-interest Income. Non-interest income decreased $1,000 for the year ended December 31, 2025 to $34,000 compared to the year of 2024. A nominal decrease in customer service charges and fees was offset by a nominal increase in rental income.

Non-interest Expense. Non-interest expense increased by $331,000, or 26.9%, to $1,561,000 for the year ended December 31, 2025 compared to $1,230,000 for the year ended December 31, 2024. The increase in non-interest expense in the year of 2025 was primarily due to increases of:

●	$232,000 or 176% in audit and regulatory examination fees, insurance and legal expenses
●	$38,000 or 5.0% in salaries and employee benefits
●	$37,000 or 100% in other expenses
●	$21,000 in advertising expenses
●	$17,000 or 15.6% in data processing

The above increases were partially offset by a decrease of:

●	$15,000 or 10.7% in occupancy and equipment expense

The increase in audit and regulatory examination fees and legal expense resulted primarily from additional professional fees related to preparation and filing of public company filings. The increase in salaries and employee benefits in the year ended December 31, 2025 was primarily due to hiring an additional accounting employee and contract resources and incurring compensation expense for the Company’s new ESOP and stock plans. Advertising expense increased in the year of 2025 as we implemented a social media campaign in certain markets. The increase in data processing is due primarily to rising costs of processing transactions.

Income Tax Provision (Benefit). We had an income tax benefit of $21,000 for the year ended December 31, 2025 compared to an income tax benefit of $27,000 for the comparable year of 2024. The tax benefit in the year of 2025 represented an effective tax rate of 11.0% on our pre-tax loss of $191,000 for such period, and our tax benefit for the year of 2024 represented an effective tax rate of 21.0% on our pre-tax loss of $127,000 for such period. Operating losses and the valuation allowance for the deferred tax asset resulted in the change in the effective rate between the periods. We expect we will continue to provide a valuation allowance on our net deferred taxes until such time we can generate positive income from operations.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans, and to a lesser extent borrowings. We have the ability to borrow from the Federal Home Loan Bank of Dallas. All advances outstanding during 2024 matured and were paid prior to December 31, 2024, and we did not utilize any FHLB advances in 2025.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and lending activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For further information, see the statements of cash flows in the consolidated financial statements that appear in Item 8 of this Form 10-K.

We are committed to maintaining a strong liquidity position. We monitor our liquidity on a daily basis and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits can be retained. At December 31, 2025, certificates of deposit that are scheduled to mature within the next 12 months totaled $4.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

At December 31, 2025, the Association was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 10 of the notes to the consolidated financial statements as of and for the year ended December 31, 2025.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2025. When we disburse funds pursuant to outstanding commitments, those disbursements increase our outstanding loans and are treated as loan originations in the period in which the funds are disbursed.

	Total Amounts	Amount of Commitment Expiration - Per Period
	Committed at	To	1 - 3	4 - 5	After 5
	December 31, 2025	1 Year	Years	Years	Years
	(dollars in thousands)
Unused lines of credit	$964	$-	$-	$-	$964
Undisbursed portion of loans in process	400	400	-	-	-
Commitments to originate loans	-	-	-	-	-
Total commitments	$1,364	$400	$-	$-	$964

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Magnolia Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Magnolia Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023. (Note: Partners of Postlethwaite & Netterville, APAC joined EisnerAmper LLP in 2023. Postlethwaite & Netterville, APAC had served as the Company’s auditor since 2021).

EISNERAMPER LLP

Metairie, Louisiana

March 16, 2026

MAGNOLIA BANCORP, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2025	2024
	(dollars in thousands)
ASSETS
Cash and due from banks	$4,513	$9,940
Loans receivable	30,904	30,812
Allowance for credit losses	(185)	(185)
Loans receivable, net	30,719	30,627

Accrued interest receivable	66	68
Property and equipment, net	1,497	1,506
Federal Home Loan Bank stock, at cost	367	351
Other assets	234	1,470
TOTAL ASSETS	$37,396	$43,962

LIABILITIES
Deposits:
Interest-bearing deposits	$15,193	$27,852
Non-interest-bearing deposits	1,659	1,683
Advance payments by borrowers for insurance and taxes	485	343
Accrued expense and other liabilities	63	168
Total Liabilities	17,400	30,046

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value - 6,000,000 shares authorized; 833,750 issued and outstanding at December 31, 2025	8	-
Additional paid-in capital	6,887	-
Unearned ESOP compensation- 64,476 shares	(645)	-
Retained earnings	13,746	13,916
Total Stockholders' Equity	19,996	13,916

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,396	$43,962

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
	(dollars in thousands)
Interest Income
Interest and fees on loans	$1,354	$1,337
Other	222	121
Total interest income	1,576	1,458
Interest Expense
Deposits	240	364
Advances	-	26
Total interest expense	240	390
Net interest income	1,336	1,068
Provision for credit losses	-	-
Net interest income after provision for credit losses	1,336	1,068
Noninterest Income
Service charges on deposit accounts	6	9
Other income	28	26
Total noninterest income	34	35
Noninterest Expense
Salaries and employee benefits	805	767
Occupancy and equipment	125	140
Data processing	126	109
Audit and regulatory examination fees	215	78
General insurance	88	54
Legal fees	61	-
Advertising	24	3
Automobile depreciation and expense	25	24
Correspondent charges	18	18
Other expenses	74	37
Total noninterest expense	1,561	1,230
Loss before income taxes	(191)	(127)
Income tax benefit	(21)	(27)
Net Loss	$(170)	$(100)

Loss per share - basic and diluted	$(.22)	$-
Weighted average shares outstanding	768,996	-

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
	Common Shares Issued	Common Stock	Additional paid-in capital	Unearned ESOP Compensation	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2023	-	$-	$-	$-	$14,016	$14,016
Net loss	-	-	-	-	(100)	(100)
Balance, December 31, 2024	-	-	-	-	13,916	13,916
Issuance of common stock (net of issuance costs of $1.4 million)	833,750	8	6,879	-	-	6,887
Purchase of common shares for ESOP, 66,700 shares	-	-	-	(667)	-	(667)
ESOP shares committed to be released (2,224 shares)	-	-	3	22	-	25
Stock compensation	-	-	5			5
Net loss	-	-	-	-	(170)	(170)
Balance, December 31, 2025	833,750	$8	$6,887	$(645)	$13,746	$19,996

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170)	$(100)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	56	77
ESOP expense	25	-
FHLB stock dividends	(16)	(18)
Net change in:
Deferred taxes	(21)	(27)
Accrued interest receivable and other assets	(229)	(484)
Accrued expenses and other liabilities	(84)	82
Net cash used in operating activities	(439)	(470)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in loans receivable, net	(92)	1,315
Purchases of property and equipment	(47)	-
Net cash provided by (used in) investing activities	(139)	1,315

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	(3,604)	(232)
Refund of stock subscriptions	(1,428)	-
Proceeds from stock conversion deposited	186	8,911
Increase in advances by borrowers for insurance and taxes	142	25
Repayments on FHLB advances, net	-	(500)
Stock issuance costs paid	(145)	(819)
Net cash provided by (used in) financing activities	(4,849)	7,385

Net change in cash and cash equivalents	(5,427)	8,230
Cash and cash equivalents, beginning of year	9,940	1,710
Cash and cash equivalents, end of year	$4,513	$9,940

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$241	$390
Loans transferred to other real estate owned	-	39
Proceeds from stock issuance, net of offering costs	6,887	69

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Magnolia Bancorp, Inc. (the “Company”) is a holding company for Mutual Savings and Loan Association (the “Association”). Mutual Savings and Loan Association was formed in 1885 and is a federal savings association. The Association provides financial services primarily to individuals, mainly through the origination of loans for one-to-four family residences through its two branches located in the metropolitan New Orleans area. The Association also accepts deposits in the form of passbook savings, certificates of deposit and NOW accounts.

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

Basis of Presentation

The consolidated financial statements as of and for the year ended December 31, 2025 include the accounts of Magnolia Bancorp and its wholly owned subsidiary, Mutual Savings and Loan Association. All intercompany transactions and balances have been eliminated in consolidation.

The conversion of the Association to stock form, including the formation of Magnolia Bancorp, was completed on January 14, 2025. References herein to the Company for periods prior to the completion of the stock conversion should be deemed to be the Association.

The accounting and reporting policies of the Company conform to accounting principles accepted in the United States of America (U.S. GAAP) and the prevailing practices within the financial institution industry. A summary of significant accounting policies follows.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Company’s loans are generally secured by specific items of collateral including real property and consumer assets. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with other institutions and highly liquid debt instruments with original maturities of three months or less.

Loans Receivable

The Company grants real estate and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans throughout the greater New Orleans, Louisiana metropolitan area. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans are reported at their outstanding unpaid principal balances net of deferred income (net of costs), principal charge-offs and the allowance for credit losses. Loan origination fees, net of direct loan origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans. Amortization of net deferred loan fees or costs is discontinued when a loan is placed on non-accrual status.

The accrual of interest income on loans is discontinued at the time the loan becomes 90 days past due. At that time, uncollected interest previously recorded is reversed. If the delinquent interest is subsequently collected, it is credited to income in the period collected. Interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Payments subsequently received on nonaccrual loans are applied to principal. Interest income is recognized to the extent that cash payments are received in excess of principal due. A loan may return to accrual status when principal and interest payments are no longer past due and collectability is reasonably assured.

Allowance for Credit Losses (“ACL”) – Loans

The allowance for credit losses is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Management's determination of the adequacy of the ACL is based on an assessment of the expected credit losses on loans over the expected life of the loan. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Loans are charged off when management believes that the collection of the principal amount owed in full is unlikely. Any interest that is accrued but not collected is reversed against interest income when a loan is placed on nonaccrual status, which typically occurs prior to charging off all, or a portion, of a loan. The Company made the policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist. The Company measures the ACL using relevant available information from internal and external sources under the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The SCALE method uses publicly available lending and loss history data from peer institutions to derive the initial proxy expected lifetime loss rates. These proxy expected lifetime loss rates are then adjusted for bank-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Company’s loss history and credit risk within the portfolio. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in loan concentrations, changes in credit quality and changes in lending policies and personnel.

The Company has identified the following portfolio segments based on the risk characteristics described below.

Real estate loans- This portfolio consists primarily of residential loans for single and multifamily properties. Residential loans are generally secured by the first mortgage, and in some cases a second mortgage, of owner occupied one-to-four family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers and can be impacted by economic conditions within their market area. Declines in market value can result in residential mortgages with outstanding balances in excess of the collateral value of the property securing the loan. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Commercial Real Estate Loans – Commercial real estate loans include loans secured by real estate. Repayment of these loans are primarily dependent on cash flows from the operations of the property and personal income of the borrower, which can be impacted by economic conditions in the market. A decrease in demand for commercial real estate in our market area could result in decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for borrowers. Loans secured by non-residential properties are dependent upon the ability of the property to produce cash flow sufficient to cover debt service and other operating expenses. These property types are susceptible to weak economic conditions which can result in high vacancy rates.

Share Loans – The share loan portfolio consists of loans secured by savings or certificate of deposit accounts of customers. Risk is mitigated by the fact that the loans are of smaller individual amounts and secured by deposit accounts.

Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. Individually evaluated loans generally include nonaccrual loans and loans deemed a higher risk by management where it is probable that all amounts due under the contractual terms of the loan will not be repaid. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The ACL on loans individually evaluated is based on a comparison of the recorded investment in the loan with either the expected discounted cash flows or the estimated fair value of the underlying collateral underlying certain collateral-dependent loans.

In addition to the ACL on loans held for investment, the current expected credit loss model (CECL) requires a balance sheet liability for unfunded commitments, which is recognized if both of the following conditions are met: (1) the Company has a present contractual obligation to extend credit; and (2) the obligation is not unconditionally cancellable by the Company. Loan commitments may have a funded and unfunded portion, of which the liability for unfunded commitments is derived based upon the commitments to extend credit to a borrower (e.g., an estimate of expected credit losses is not established for unfunded portions of loan commitment that are unconditionally cancellable by the Company). The expected credit losses for funded portions are reported in the previously discussed ACL. The Company does not have any commitments that are unconditionally cancellable and therefore all commitments are in scope for an ACL calculation. The Company segments its unfunded commitment portfolio consistent with the ACL calculation. As of December 31, 2025 and 2024, the ACL related to unfunded commitments was not significant.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB), the Association is required to maintain a minimum investment in the FHLB based on defined criteria, including total assets. The shares are recorded at cost, which approximates fair value.

Property and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation using the straight-line method over the estimated useful lives of the assets. The estimated useful life of office buildings is 30 years, furniture and fixtures principally 5 to 10 years, and automobiles 4-6 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of the related loan balance or fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Management periodically performs valuations, and the assets are carried at the lower of carrying amount or fair value less cost to sell. The costs related to holding the property are charged to operations as incurred.

Revenue Recognition

Interest on loans is recognized over the terms of the loans and is calculated under the effective interest method.

Non-interest income activities include service charges on deposits and lending-related fees. Fees are earned on deposit accounts for account maintenance and various transaction-based services, wire transfer activities, check order processing and insufficient funds/overdraft transactions. Lending-related fees generally represent transactional fees earned from late fees and document and other processing fees. Revenue is recognized when the transactions occur or as the service is performed. The Company’s performance obligations are generally satisfied as the services are rendered and typically do not extend beyond a reporting period. These fees, which are typically billed and collected after services are rendered, are readily determinable and allocated individually to each service.

Segment Information

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet, i.e., financial condition) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various statement of financial condition assets and liabilities and gives current recognition to changes in tax rates and laws. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that the Company will be unable to realize the benefit of the future deductibility of the item. U.S. GAAP provides accounting and disclosure guidance about positions taken by an entity in its tax returns that might be uncertain. The Company believes that it has appropriate support for any tax positions taken, and management has determined that there are no uncertain tax positions that are material to the financial statements. Penalties and interest assessed by income taxing authorities, if any, would be included in income tax expense.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they become payable.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $24,000 and $3,000 for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation Plans

The Company has adopted stock incentive plans that provide for the granting of stock-based awards to officers, employees and directors. In accordance with ASC 718, Compensation – Stock Compensation, the Company measures stock compensation expense based on the fair value of the instrument as of the grant date which is then recognized over the service period, which is usually the vesting period. The Company has elected to account for forfeitures of stock awards as they occur and reverses compensation expense previously recognized in the period the award is forfeited.

Recently Issued Accounting Pronouncements

Accounting Standards Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness by requiring additional categories of information about federal, state, and foreign income taxes to be included in the rate reconciliation and by requiring more detail to be disclosed on certain reconciling item categories that meet a quantitative threshold. Additionally, the amendment requires all entities to annually disclose disaggregated information about income taxes paid using specific quantitative thresholds and income tax expense (or benefit) from continuing operations. The amendments in this update are effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis although retrospective application is permitted. As the update contains only amendments to disclosure requirements, adoption had no impact to the Company’s consolidated results of operations or financial condition.

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

Note 2. Loans Receivable

A summary of loans receivable as of December 31 is as follows:

	2025	2024
	(dollars in thousands)
Real estate loans
Residential	$30,037	$29,774
Construction	-	-
Commercial	476	597
Total real estate loans	30,513	30,371
Share Loans	212	295
Total loans	30,725	30,666
Unamortized, net deferred loan costs	179	146
Less allowance for credit losses	(185)	(185)
Loans receivable, net	$30,719	$30,627

Loans are stated at the amount of unpaid principal net of unamortized loan costs and exclude accrued interest. Accrued interest is reflected in the accrued interest line item on the consolidated statements of financial condition.

The Company has concentrations of credit risk related to the residential real estate market. Most of the Company’s lending activity occurs within the greater New Orleans, Louisiana metropolitan area.

The following tables present an analysis of past due loans as of December 31, 2025 and 2024:

	As of December 31, 2025
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$-	$136	$29,901	$30,037	$-
Construction	-	-	-	-	-
Commercial real estate	-	-	476	476	-
Share Loans	-	-	212	212	-
Loans receivable, total	$-	$136	$30,589	$30,725	$-

	As of December 31, 2024
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$354	$-	$29,420	$29,774	$-
Construction	-	-	-	-	-
Commercial real estate	-	-	597	597	-
Share Loans	-	-	295	295	-
Loans receivable, total	$354	$-	$30,312	$30,666	$-

Nonaccrual loans for which no related allowance for loan losses was recorded totaled $136,000 at December 31, 2025 and consisted of residential real estate. There are no nonaccrual loans as of December 31, 2024. The amount of interest income that would have been recorded in the year ended December 31, 2025 is not material.

During the years ended December 31, 2025 and 2024, the Company sold no mortgage loans. The Company had no loan modifications in 2025 or 2024.

The Company uses credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicators use an internal credit risk rating system that categorizes loans into pass, special mention, substandard, or doubtful categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. The following are the descriptions of the assigned categories:

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.

The following table reflects loans by credit quality indicator and origination year at December 31, 2025:

December 31, 2025 (dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate:
Pass/Watch	$4,814	$1,226	$1,911	$5,039	$4,688	$12,223	$29,901
Special Mention	-	-	-	-	-	136	136
Classified	-	-	-	-	-	-	-
Total	$4,814	$1,226	$1,911	$5,039	$4,688	$12,359	$30,037
Current period gross charge-offs	-	-	-	-	-	-	-

Construction:
Pass/Watch	$-	$-	$-	$-	$-	$-	$-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$-	$-	$-	$-	$-	$476	$476
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$476	$476
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$-	$159	$-	$53	$212
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$159	$-	$53	$212
Current period gross charge-offs	-	-	-	-	-	-	-

Total Loans:
Pass/Watch	$4,814	$1,226	$1,911	$5,198	$4,688	$12,752	$30,589
Special Mention	-	-	-	-	-	136	136
Classified	-	-	-	-	-	-	-
Total	$4,814	$1,226	$1,911	$5,198	$4,688	$12,887	$30,725
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-

The following table reflects loans by credit quality indicator and origination year at December 31, 2024:

December 31, 2024 (dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate:
Pass/Watch	$1,178	$2,003	$5,228	$5,193	$3,771	$12,401	$29,774
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$1,178	$2,003	$5,228	$5,193	$3,771	$12,401	$29,774
Current period gross charge-offs	-	-	-	-	-	15	15

Construction:
Pass/Watch	$-	$-	$-	$-	$-	$-	$-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$-	$-	$-	$-	$-	$597	$597
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$597	$597
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$185	$-	$-	$110	$295
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$185	$-	$-	$110	$295
Current period gross charge-offs	-	-	-	-	-	-	-

All Loans:
Pass/Watch	$1,178	$2,003	$5,413	$5,193	$3,771	$13,108	$30,666
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$1,178	$2,003	$5,413	$5,193	$3,771	$13,108	$30,666
Current period gross charge-offs	$-	$-	$-	$-	$-	$15	$15

The allowance for credit loss represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the statement of financial condition date. The following tables summarize the activity in the allowance for credit losses for the years ended December 31, 2025 and 2024.

December 31, 2025 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$173	$3	$9	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	5	(3)	(2)	-	-
Ending Balances	$178	$-	$7	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	178	-	7	-	185
Total	$178	$-	$7	$-	$185

December 31, 2024 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$175	$15	$10	$-	$200
Charge-offs	(15)	-	-	-	(15)
Recoveries	-	-	-	-	-
Provision for credit losses	13	(12)	(1)	-	-
Ending Balances	$173	$3	$9	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	173	3	9	-	185
Total	$173	$3	$9	$-	$185

In the ordinary course of business, the Company has granted loans to principal officers and directors, and entities in which they have significant ownership or management positions. An analysis of the changes in loans to such borrowers for the years ended December 31 follows:

	2025	2024
	(dollars in thousands)
Balance, Beginning	$1,286	$915
Additions	-	425
Payments	(62)	(54)
Balance, Ending	$1,224	$1,286

Note 3. Property and Equipment

A summary of the cost and accumulated depreciation of property and equipment at December 31 is as follows:

	2025	2024
	(dollars in thousands)
Land	$835	$835
Buildings and Improvements	1,403	1,682
Equipment	269	519
Automobile	78	77
Total	2,585	3,113
Less: accumulated depreciation	(1,088)	(1,607)
Balance, Ending	$1,497	$1,506

Note 4. Deposits

A summary of deposit balances by type as of December 31 is as follows:

	2025	2024
	(dollars in thousands)
Noninterest-bearing deposits	$1,659	$1,683
Interest-bearing demand deposits	7,197	15,635
Savings deposits	1,923	2,636
Certificates of deposit	6,073	9,581
Total	$16,852	$29,535

Certificates of deposit that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 at December 31, 2025 and 2024 were $1,747,000 and $1,671,000 respectively.

At December 31, 2025, the scheduled maturities of certificates of deposits were as follows:

Year Ending	Amount
(dollars in thousands)
2026	$4,842
2027	740
2028	459
2029	4
2030	28
Total time deposits	$6,073

During the normal course of business, the Company accepts deposits from members of the board of directors and officers. As of December 31, 2025 and 2024, these deposits totaled $4,822,000 and $4,706,000. As of December 31, 2025 and 2024, one customer represented 24% and 16% of the total deposits outstanding, respectively.

Note 5. FHLB Advances

The Company has an available line of credit with the FHLB totaling $12.7 million and $12.4 million at December 31, 2025 and 2024, respectively. The unused portion of the line of credit as of December 31, 2025 was approximately $12.7 million. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans. No advances from the FHLB were outstanding as of December 31, 2025 or 2024.

Note 6. Income Taxes

The provision for U.S. federal income taxes consisted of the following for the years ended December 31:

	2025	2024
	(dollars in thousands)
Current tax benefit	$-	$-
Deferred tax benefit	39	27
Valuation allowance	(18)	-
Total	$21	$27

The net deferred taxes, as reflected in the accompanying statements of financial condition, includes the following components as of December 31:

	2025	2024
	(dollars in thousands)
Deferred Tax Assets
Allowance for credit loss and other	$39	$39
Stock based compensation	4	-
Net operating loss carryforward	78	25
Total deferred tax assets	121	64
Deferred Tax Liabilities
Depreciation	27	19
Federal Home Loan Bank stock	39	35
Deferred loan cost/fees	37	31
Total deferred tax liabilities	103	85
Net deferred tax asset (liability)	18	(21)
Valuation allowance	(18)	-
Net deferred tax asset (liability)	$-	$(21)

The Company has net operating loss carryforwards of $386,000 at December 31, 2025. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income.

During 2025, the Company established a valuation allowance against its net deferred tax asset due to recent operating losses. Since 2024, the Company started experiencing higher noninterest expenses primarily related to additional costs since its mutual to stock conversion and becoming a public company. The Company will continue to evaluate the need for a valuation allowance against these deferred items and will adjust the valuation allowance as deemed appropriate. Both positive and negative information is included in the evaluation which includes a history of recent cumulative losses and near-term expectations, and risks associated with estimates of future income. An objective history of recent losses generally provides better evidence in the evaluation than a subjective estimate of future income.

The provision for federal income taxes differs from that computed at the statutory 21% corporate tax rate, was as follows for the years ended December 31:

	2025	Effective Rate	2024	Effective Rate
	(dollars in thousands)
Income tax benefit at statutory rate	$(40)	21.0%	$(27)	21.0%
Changes in valuation allowance	18	9.5%	-	-
Other	1	.5%	-	-
Total	$(21)	11.0%	$(27)	21.0%

The Company was not subject to state income taxes in 2025 or 2024. In Louisiana, banks are subject to a bank shares tax which is applied to its property taxes rather than an income-based tax.

Included in retained earnings at December 31, 2025 and 2024 is approximately $980,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from the carryback of net operating losses would create income for tax purposes only, which would be subject to the then current income tax rate.

The unrecorded deferred income tax liability on the above amount was approximately $206,000 as of December 31, 2025 and 2024.

Note 7. Earnings (Loss) Per Share

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

Denominator	2025
Weighted average common shares outstanding	833,750
Less average unearned ESOP shares	(64,754)
Weighted average shares	768,996

As of December 31, 2025, the Company had 33,347 and 16,280 of unvested stock options and restricted awards which were not included in diluted EPS as their impact was antidilutive. EPS data is not applicable for 2024 as the Company had no outstanding shares prior to January 2025.

Note 8. Off-Balance-Sheet Activities

In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying consolidated financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition. The Company's exposure to credit loss is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statements of financial condition.

As of December 31, 2025 and 2024, the Company had commitments to extend credit of $1,364,000 and $1,212,000, respectively.

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

Note 9. Employee Benefit Plans

Retirement Plan

The Company has a qualified, non-contributory, defined contribution retirement plan covering all employees. Employees are eligible after one year of service. The Company’s contributions are discretionary to the retirement plan. Benefits vest under the plan based on years of service with full vesting after seven years. There were no contributions to this plan in 2025. The Company contributed $12,000 to this plan in 2024.

ESOP

In connection with the conversion more fully discussed in Note 1, the Company established an ESOP for the exclusive benefit of eligible employees. Employees who have worked at least 1,000 hours in the first year of employment and who have attained at least the age of 21 are eligible to participate in the ESOP. Upon completion of the conversion, the Company made a loan to the ESOP in the amount of $667,000, which the ESOP used to purchase 66,700 shares of common stock of the Company. It is anticipated that contributions will be made to the ESOP in amounts necessary to amortize the debt to the Company over a period of 30 years. Common stock acquired by the ESOP is shown as a reduction of stockholders’ equity.

The leveraged ESOP is accounted for in accordance with the guidance under ASC 718, Compensation – Stock Compensation. Under 718, unearned ESOP shares are not considered outstanding for financial reporting purposes and are shown as a reduction of stockholders’ equity as ESOP unearned compensation. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the differential is an adjustment to additional paid in capital within stockholders’ equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company will not be reported as an asset nor will the debt of the ESOP be shown as a liability.

There are 2,224 shares committed to be released as of December 31, 2025. Compensation expense totaled $25,000 during the year ended December 31, 2025. The fair value of unallocated ESOP shares was approximately $764,000 based on the closing quoted market price per share as of year-end.

Stock-Based Compensation Plans

In September 2025, the Company’s shareholders approved the adoption of two employee benefit plans, the 2025 Stock Option Plan (Stock Plan) and the 2025 Recognition and Retention Plan (Retention Plan) and related Trust Agreement.

Under the Stock Plan, a total of 83,375 shares of common stock have been reserved for future issuances. Grants under the Stock Plan will be options to acquire common shares of the Company at an exercise price no less than the fair market value of a share of common stock on the date of the grant. Awards may be made to employees or non-employee directors with a vesting period no faster than 20% per year. The options will be exercisable at any time after vesting until ten years from grant date or six months after the option holder employment or service terminates.

During 2025, the Company granted 33,347 of stock option awards with an exercise price of $11.19 per share. The options will vest over a five-year period with a 20% vesting schedule; accordingly, no options are exercisable as of December 31, 2025. The options can be exercised when vesting occurs through ten years after grant date. The options had a grant date fair value of $2.92. Fair value for the options was determined using a Black-Scholes model using the following assumptions:

Expected volatility	7.86%
Expected term	7.5 years
Risk free interest rate	3.9%
Expected dividend rate	0

The Company calculated expected volatility over the expected term of a representative peer group given the Company’s short trading history of its stock; used the simplified method to arrive at the expected term; the comparable treasury rate over the expected term and assumed no expected dividends over the expected term. As of December 31, 2025, the total compensation cost related to nonvested option awards not yet recognized is $95,719 and the weighted average period over which it is expected to be recognized is approximately 4.9 years.

Under the Retention Plan, the Company will contribute sufficient funds to the Trust for it to acquire 4% of the shares sold in the Offering or 33,350 shares. It is expected that the Trust will acquire these shares through open market purchases. On November 20, 2025, the Company announced a stock buyback plan to acquire up 33,350 shares of stock through open market purchases. No shares had been purchased as of December 31, 2025. In addition, the Company awarded 16,280 grants under the Retention Plan in the form of restricted shares which will vest at a rate of 20% per year beginning one year from the anniversary of the grant. Grants under the Retention Plan can be made to employees or non-employee directors.

The Company will recognize the grant date value of $11.19 per share restricted stock over the vesting period of the awards. As of December 31, 2025, there is approximately $179,079 of unrecognized compensation expense related to these outstanding awards which will be recognized over the remaining vesting period of approximately 4.9 years. The amount of compensation expenses recognized during the year ended December 31, 2025 was approximately $3,094.

Note 10. Regulatory Matters

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities, and certain off-financial condition items as calculated under regulatory accounting practices.

The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2025 the most recent notification from the OCC categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Association’s prompt corrective action category.

The Association's actual capital amounts and ratios as of December 31, 2025 and 2024 are presented in the table:

	Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
December 31, 2025 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$17,209	46.48%	$1,481	4.00%	$1,851	5.00%
Common Equity Tier 1	$17,209	97.62%	$793	4.50%	$1,146	6.50%
Tier 1 Risk-Based Capital	$17,209	97.62%	$1,058	6.00%	$1,410	8.00%
Total Risk-Based Capital	$17,394	98.67%	$1,410	8.00%	$1,763	10.00%

December 31, 2024 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$13,916	37.80%	$1,472	4.00%	$1,841	5.00%
Common Equity Tier 1	$13,916	73.80%	$849	4.50%	$1,226	6.50%
Tier 1 Risk-Based Capital	$13,916	73.80%	$1,131	6.00%	$1,508	8.00%
Total Risk-Based Capital	$14,101	74.78%	$1,508	8.00%	$1,886	10.00%

Note 11. Fair Value Measures

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

The following presents the financial assets that are measured at fair value on a non-recurring basis for each of the fair value hierarchy levels:

	December 31, 2025
	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans individually evaluated, net of reserve	$-	$136	$-

December 31, 2024
	Level 1	Level 2	Level 3
(dollars in thousands)
Loans individually evaluated, net of reserve	$-	$-	$-

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

FHLB stock - The carrying value approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

The carrying amount and estimated fair value of financial instruments not measured and reported at fair value on a recurring or nonrecurring basis are as follows:

December 31, 2025		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,513	$4,513	$-	$-
Loans receivable, net	30,719	-	-	29,106
FHLB stock	367	-	367	-
Financial liabilities:
Deposits	$16,852	$-	$-	$17,445

December 31, 2024		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$9,940	$9,940	$-	$-
Loans receivable, net	30,627	-	-	28,232
FHLB stock	351	-	351	-
Financial liabilities:
Deposits	$29,535	$-	$-	$25,887

Note 12. Condensed Parent Company Only Financial Information

Condensed financial statements of Magnolia Bancorp, Inc. (parent company only) at December 31, 2025 are shown below. Financial statements are not applicable for 2024 as the Company did not engage in any active business before the Association completed its stock conversion in January 2025.

Parent Only Condensed Statement of Financial Condition (dollars in thousands):

2025
Assets
Cash	$2,746
Investment in subsidiary	17,209
Other assets	41
Total Assets	$19,996
Liabilities	-
Stockholders’ Equity	19,996
Total liabilities and stockholders’ equity	$19,996

Parent Only Condensed Statement of Operations (dollars in thousands):

2025
Operating Income
Other income	$1
Total income	1
Operating Expenses
Equity in loss of subsidiary	159
Other expenses	12
Total expenses	171
Net loss before taxes	(170)
Tax benefit	-
Net loss	$(170)

Parent Only Condensed Statement of Cash Flows (dollars in thousands):

2025
Cash flow from operating activities
Net loss	$(170)
Equity in subsidiary	159
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities	(18)
Net cash used in operating activities	(29)

Cash flow from investing activities
Investment in subsidiary	(3,452)
Net cash used in investing activities	(3,452)

Cash flow from financing activities
Proceeds from stock conversion	186
Refund of stock subscription	(1,428)
Reimbursement of stock issuance costs	(1,442)
Net cash used in financing activities	(2,684)

Net change in cash	(6,165)
Cash, beginning of year	8,911
Cash, end of year	$2,746

As discussed in Note 1, the Company was formed in 2024. The reimbursement of stock issuance costs of $1.4 million is a reimbursement to the Association at it paid the third-party vendors prior to the conversion.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

(a) Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2025. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Magnolia Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and were not effective because of the material weakness in internal control over financial reporting described below.

Notwithstanding such material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our statements of financial condition as of and for the years ended December 31, 2025 and 2024 and the statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended, present fairly, in all material respects, our financial condition, results of our operations and our cash flows for the periods presented herein in conformity with U.S. GAAP.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of Magnolia Bancorp is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control encompasses the processes and procedures that have been established by management to:

●	Maintain records that accurately reflect Magnolia Bancorp’s transactions;
●	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users; and
●	Prevent and detect unauthorized acquisition, use or disposition of Magnolia Bancorp’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Magnolia Bancorp’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on the assessment, management concluded that Magnolia Bancorp’s internal control over financial reporting was ineffective as of December 31, 2025 as more fully discussed in the last two paragraphs below in the following section.

(c) Except as described below, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	The above material weaknesses in our control environment, risk assessment, information and communication, and monitoring controls contributed to the following additional material weaknesses.

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

We have assessed our internal controls over financial reporting to ensure they operate at an acceptable level of assurance. The remedial measures we have taken to address these material weaknesses include using the COSO 2013 framework to document the Company’s risk assessment over financial reporting and link identified controls to principal objectives and processes. Control activities were tested as of December 31, 2025, including the allowance for credit losses controls, and the results found no deficiencies over financial reporting that are required to be disclosed herein, with the exception of our internal controls over the allowance for credit losses (“ACL”). We believe these actions have remediated the control material weaknesses that were previously identified except for those over the ACL as of December 31, 2025.

Our assessment of internal controls over financial reporting included procedures around the ACL to ensure they were designed and operated at an acceptable level of assurance. The ACL is estimated quarterly by management using an allowable model which is verified and independently reviewed. However, we determined that the controls related to the ACL and related provision were not performed at a level with sufficient independence, precision or documentation and accordingly the previously identified material weakness still exists as of December 31, 2025. We will continue to develop and refine our internal controls over the ACL during 2026.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Magnolia Bancorp's board of directors is divided into three classes as nearly equal in number as possible. Directors are elected by shareholders for staggered three-year terms, or until their successors are elected and qualified. Each director of Magnolia Bancorp is a director of Mutual Savings and Loan Association. Each executive officer of Magnolia Bancorp is an executive officer of Mutual Savings and Loan Association.

None of our directors are related to any of the Company’s other directors or executive officers by first cousin or closer, other than Michael Hurley who is the father of Robert Hurley.

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

The following table sets forth certain information regarding our directors and executive officers.

Name	Principal Occupation During the Past Five Years	Year Term Expires
Michael L. Hurley	Chairman of the Board. President and Chief Executive Officer of Mutual Savings and Loan Association since 1984. Chairman of the Board since 1993. Mr. Michael Hurley brings his extensive knowledge of Mutual Savings and Loan Association, management experience and expertise in the banking industry to the Board. Age 77.	2028
John H. Andressen	Director. Currently retired. Previously, Manager of PJ’s Coffee of New Orleans from July 2015 to March 2023. Director since 1997. Mr. Andressen brings employee management expertise to the Board as a human resource manager for a local retail business. Age 65.	2026
Peyton B. Burkhalter	Director. Attorney with the Law Office of Peyton Burkhalter since October 1995 and General Contractor with DEPP Construction Company LLC, Mandeville, Louisiana since April 2003. Director since 2012. Mr. Burkhalter brings expertise as a practicing attorney and homebuilder in the local community to the Board. Age 56.	2026
Anita C. Cambre	Director. Controller/ CFO of Con-Tech International, a supplier of industrial parts to the heavy industry, in New Orleans, Louisiana. Previously Vice President and Chief Financial Officer of Mutual Savings and Loan Association from May 2023 to September 2025 and Senior Accountant from May 2022. Previously served as Controller and General Manager of CounterTop Factory, Kenner, Louisiana from October 2017 to May 2022. Director since 2023. Ms. Cambre brings management and financial expertise to the Board, as well as knowledge of Magnolia Bancorp’s internal audit function. Age 53.	2027
Robert M. Hurley	Director. Owner of Hurley Homes, LLC, a homebuilding company located in Covington, Louisiana, since 2003. Director since 1996. Mr. Robert Hurley brings expertise in the local real estate market to the Board. Age 51.	2027
Jason L. Manson	Director. Vice President of Larry Loyd Construction Co., Inc., Abita Springs, Louisiana, since April 2016. Director since 2012. Mr. Manson brings knowledge of construction management to the Board as an officer in charge of civil construction management. Age 54.	2028
Donice Wagner

Executive Vice President and Chief Financial Officer since June 2025. Previously Senior Vice President and Chief Financial Officer of Liberty Bank and Trust Company from August 2021 to February 2025 and sole proprietor and consultant since 2006. Age 59.

		N/A

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of the Company’s Common Stock with the SEC. The Company’s directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. We know of no person who owns 10% or more of our common stock. Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, the Company believes that its directors and executive officers complied with all Section 16(a) filing requirements applicable to them for the fiscal year ended December 31, 2025.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing transactions in the Company’s securities (including purchases, sales and other dispositions of the Company’s securities) by directors, officers and employees of the Company and its subsidiary, which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy was filed as Exhibit 19 to the Company’s December 31, 2024 Form 10-K.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. The Code of Business Conduct and Ethics is posted in the Investors section of the Company’s website at www.mutualsavings.com. Any amendments to, or waivers of, the Code of Business Conduct and Ethics to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) will be posted on the Company’s website or made available by other appropriate means as required or permitted under applicable rules and regulations of the SEC.

Audit Committee

The Company’s board of directors has a standing Audit Committee. The Audit Committee consists of Jason Manson, Chairman, John Andressen and Peyton Burkhalter. Each member satisfies the applicable independence requirements of the SEC. The Board of Directors has identified Mr. Manson as a member of the Audit Committee who meets the SEC’s definition of audit committee financial expert.

Item 11. Executive Compensation

Director Compensation

Each director of the Company receives $550 monthly, regardless of meeting attendance.

The following table sets forth total compensation paid to the Company’s non-employee directors during the year ended December 31, 2025. The compensation of Michael L. Hurley and Anita C. Cambre is set forth below under “- Executive Compensation.”

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	All Other Compensation	Total
Joseph Andressen	$6,600	$18,654	$12,171	$-	$37,425
Peyton Burkhalter	6,600	18,654	12,171	260	37,685
Robert Hurley	6,600	18,654	12,171	-	37,425
Jason Manson	6,600	18,654	12,171	2,650	40,075

---------------------------

(1)

Represents the grant date fair value of 1,667 restricted stock awards granted to each of the above directors during November 2025. The restricted stock awards are scheduled to vest in equal annual installments over five years on the anniversary of the grant date.

(2)

Represents the grant date fair value of 4,168 options granted to each of the above directors during November 2025. The options are scheduled to vest in equal installments over five years on the anniversary of the grant date. Assumptions used in the calculation of the grant date fair value of these restricted stock units are included in in Note 9 to the Company’s audited consolidated financial statements contained in the Company’s December 31, 2025 Form 10-K.

Executive Compensation

The following table shows the compensation paid to the Company’s executive officers for the years ended December 31, 2025 and 2024. No cash bonuses were paid to the executive officers in either 2025 or 2024.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(1)	All Other Compensation (2)	Total
Michael L. Hurley	2025	$295,630	$93,291	$48,691	$69,248	$506,860
President and Chief Executive Officer	2024	295,630	-	-	59,793	355,423

Donice Wagner	2025	97,591	11,190	-	-	108,781
Executive Vice President and Chief Financial Officer (since September 2025)	2024	-	-	-	-	-

Anita C. Cambre (3)	2025	11,203	-	-	6,600	17,803
Vice President, Chief Financial Officer and Secretary (to September 2025)	2024	77,673	-	-	8,232	85,905

____________________

(1)

Reflects the aggregate grant date fair value of stock award based upon the stock price on the date of the award in accordance with FASB ASC Topic 718. The stock awards granted pursuant to the 2025 Recognition and Retention Plan and Trust Agreement vest at a rate of 20% per year beginning on November 20, 2025.

(2)

Includes for Mr. Michael Hurley the following for 2025: (i) $25,241 automobile-related expenses, including $18,979 depreciation expense, (ii) $21,923 of health and dental insurance premiums, representing the difference between 100% of the premium coverage for Mr. Hurley and his spouse paid by the Company and the percentage paid by the Company for other employees, (iii) Board fees of $6,600, and (iv) $15,484, the fair value, based on a closing price of $11.85 on December 31, 2025, of the shares of Magnolia Bancorp common stock allocated to his employee stock ownership plan account. Includes for Ms. Cambre Board fees of $6,600.

(3)

Ms. Cambre announced in September 2024 that she had accepted another full-time job but continued to stay in her current positions on a part-time basis being paid on an hourly basis. Ms. Cambre voluntarily resigned as an employee in September 2025.

The board of directors approved the above salaries, stock awards, and option awards. The compensation was based on the board’s perception of the local market for executive officer compensation and was intended to ensure that the Company remained competitive in attracting and retaining qualified executive officers. The Company does not maintain a written bonus plan, although we have historically paid bonuses to our employees.

Outstanding Equity Awards

The table below sets forth outstanding equity awards at December 31, 2025 to the above named executive officers.

	Option Awards (1)				Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Options Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)	Market Value of Shares or Units of Stock that have Not Vested ($) (2)
Michael L. Hurley	-	16,675	$11.19	11-20-2035	8,337	$98,793
Donice Wagner	-	-	-	-	1,000	11,850
Anita C. Cambre	-	-	-	-	-	-

____________________

(1)	Awards vest pro rata over a five-year period from the grant date, with the first 20% vesting one year after the grant date.
(2)	Amounts are based on Magnolia Bancorp’s common stock closing price of $11.85 on December 31, 2025.

Practices Related to the Grant of Equity Awards

Equity awards are discretionary and are generally granted to our directors, officers and employees by the Compensation Committee of the Board of Directors. During 2025, all grants of equity awards were made on November 20, 2025, well after the Company's financial results for the quarter ended September 30, 2025 were publicly disclosed. The Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2025, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Employment Agreement

The Company has an employment agreement with Michael L. Hurley, Chairman, President and Chief Executive Officer dated May 2024. The initial term of the employment agreement was for a period ending on December 31, 2026, with the term to be extended annually for one year on each December 31st starting December 31, 2024 unless either the Company or the executive gives notice at least 30 days prior to such December 31st that the agreement shall not be extended. The employment agreement provides for an initial annual base salary of $295,630 which may be increased by the Boards of Directors but may not be decreased without the executive’s written consent. As of December 31, 2025, Mr. Michael L. Hurley’s annual base salary was $295,630.

The employment agreement provides that the executive shall be entitled to participate in all benefit plans provided to executives and employees of the Company. In addition, the employment agreement provides that we will continue to pay 100% of the premiums for the medical and dental insurance coverage for him and his spouse and provide him with a Company owned automobile, with the Company to be responsible for the payment of all expenses associated with the use of such vehicle. including but not limited to insurance, maintenance, repairs and gas.

The employment agreement is terminable with or without cause by the Company. The executive has no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination by the executive without good reason, as defined in the agreements and which includes, among other things, a material change in the executive’s position, salary or duties without the executive’s consent. In addition, no compensation or benefits are payable under the employment agreement if the executive’s employment is terminated due to death, disability or retirement or by the Company for cause, in each case other than compensation earned prior to the date of termination.

If prior to a change in control the executive terminates his employment for good reason or the Company terminates the executive’s employment other than for cause, disability or death, then the executive will be entitled to (i) a lump sum payment equal to two times the executive’s annual cash compensation (highest annual salary plus the average cash bonuses earned during the two years immediately preceding the year in which the date of termination occurs), (ii) the continuation of the executive’s participation in all group insurance, life insurance, health, dental, vision and accident insurance and disability insurance plans at no premium cost to the executive, until the earlier to occur of the date the executive obtains full-time employment with another employer (which provides substantially similar benefits) or the passage of two years from the date of termination of the executive’s employment, and (iii) a lump sum cash payment equal to the projected cost of providing the executive with benefits for two years pursuant to other employee benefit plans (excluding retirement plans and stock compensation plans) in which the executive was entitled to participate. In the event the executive’s continued participation in any group insurance plan is barred or would trigger the payment of an excise tax under Section 4980D of the Internal Revenue Code, or if any such group insurance plan is discontinued, then the Company shall either (1) provide substantially similar benefits under an alternative plan or (2) pay a lump sum cash amount to the executive equal to the projected cost of providing continued coverage to the executive until the two-year anniversary of the executive’s date of termination.

In the event that the executive’s employment is terminated by us in connection with a change in control, as defined in the employment agreements, for other than cause, disability or death or the executive terminates his employment as a result of certain adverse actions which are taken with respect to the executive’s employment (i.e., good reason) following a change in control, the executive will be entitled to (i) a lump sum cash severance payment equal to three times the executive’s annual cash compensation as described above, (ii) the continuation of the executive’s participation in all group insurance, life insurance, health, dental, vision and accident insurance and disability insurance plans at no premium cost to the executive, until the earlier to occur of the date the executive obtains full-time employment with another employer (which provides substantially similar benefits) or the passage of three years from the date of termination, and (iii) a lump sum cash payment equal to the projected cost of providing the executive with benefits for three years pursuant to other employee benefit plans (excluding retirement plans and stock compensation plans) in which the executive was entitled to participate.

The employment agreement provides that in the event any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code, then such payments and benefits shall be reduced by the minimum amount necessary to result in no portion of the payments and benefits being non-deductible by the Company pursuant to Section 280G of the Internal Revenue Code or subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

The employment agreement provides that the executive will not engage in certain competitive activities or solicit our customers and employees during the 12 months immediately following the termination of the executive’s employment. The employment agreement also provides that if any dispute that arises in connection with the termination of the executive’s employment is resolved in favor of the executive, then the executive shall be entitled to the reimbursement of legal fees and back pay.

Retirement Trust. The Company sponsors the Mutual Savings & Loan Association Retirement Trust, which is a tax-qualified, defined contribution profit-sharing plan without a cash or deferred arrangement. An employee of Mutual Savings and Loan Association is eligible to become a participant in the plan after completing one year of service, consisting of at least 1,000 hours of service within a period of 12 consecutive months, as of the first day of the plan year nearest the date the eligibility conditions are satisfied, provided the employee is still employed as of such date.

Contributions are discretionary and determined by the board of directors. The profit-sharing contribution is allocated among the accounts of each participating employee in proportion to the employee’s covered compensation to the total covered compensation of all participating employees. The employees become 20% vested in their account balances after two years of service, with the vesting increasing by 20% for each additional year of service until the employee is 100% vested after six years of service. A participant becomes fully vested upon reaching normal retirement age (age 62) if still employed or if the participant’s employment is terminated due to death or disability. Employees are not permitted to make salary deferral contributions or “catch up” contributions in any amount.

Upon termination of employment, including following retirement or disability, a participant may withdraw his or her vested account balance or defer commencement of the receipt of benefits until April 1 of the calendar year following the later of (i) the calendar year in which the participant reaches his or her applicable age for commencing required minimum distributions, or (ii) the calendar year in which he or she retires. A participant may elect a single lump sum payment or annual installments over a period not in excess of the participant’s remaining life expectancy. If a participant dies prior to receipt of the entire value of his or her profit-sharing plan account, the beneficiary can elect from among the benefit payment forms available under the profit-sharing plan, including a lump sum distribution, installment payments and life expectancy distributions.

Employee Stock Ownership Plan. Magnolia Bancorp has established an employee stock ownership plan for employees who have been credited with at least 1,000 hours of service during a 12-month period.

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

Stock Option and Recognition and Retention Plans. Outstanding restricted stock awards of the Company’s common stock, including those granted to the executive officers, will accelerate and immediately vest, to the extent not previously vested or forfeited, in the event of the award holder’s death or disability or in the event of a change in control (as defined in the restricted stock award agreements). In addition, pursuant to the Company’s Stock Option Plan, all outstanding awards under the Company’s Stock Option Plan will immediately vest or become exercisable upon an optionee’s death or disability or upon a change in control (as defined in the Company’s 2025 Stock Option Plan). In the event that vesting is accelerated, any unrecognized stock-based compensation expense would be immediately recognized.

The following restrictions apply to the stock-based benefit plans:

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management

The following table sets forth as of February 28, 2026, certain information as to the common stock beneficially owned by (1) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (2) our directors and named executive officers, and (3) all directors and executive officers of Magnolia Bancorp as a group.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership as of February 28, 2026(1)		Percent of Common Stock
5% Shareholders:
Magnolia Bancorp, Inc. Employee Stock Ownership Plan	66,700	(2)	8.0%
Directors:
Michael L. Hurley	36,687	(3)(4)	4.4%
John H. Andressen	5,000	(3)	*
Peyton B. Burkhalter	5,000	(3)	*
Anita C. Cambre	-		-
Robert M. Hurley	5,000	(3)(5)	*
Jason L. Manson	5,000	(6)	*
Executive Officers:
Donice Wagner	-		-
All Directors and Executive Officers as a Group (seven persons)	56,687		6.8%

___________________

*         Represents less than 1% of outstanding common stock.

(1)

Based upon filings made pursuant to the Securities Exchange Act of 1934 and information furnished by the respective individuals. Under regulations promulgated pursuant to the Securities Exchange Act of 1934, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares. None of the shares reflected as being beneficially owned by executive officers and directors are pledged as security. The amounts shown exclude stock options (none of which are exercisable within 60 days) and unvested stock awards.

(2)

As of February 28, 2026, no shares held in the Magnolia Bancorp, Inc. Employee Stock Ownership Plan trust had been allocated to the accounts of participating employees. Under the terms of the plan, Mr. Manson as the plan trustee will vote all shares allocated in the future in accordance with the instructions of the participating employees, with any unallocated shares generally required to be voted by the plan trustee in the same ratio on any matter as to those shares for which instructions are given by the participants. Until shares are allocated to participating employees, Mr. Manson will vote all of the unallocated shares.

(3)	The shares are held jointly with his spouse.
(4)	Excludes shares held by his son Robert M. Hurley.
(5)	Excludes shares held by his father Michael L. Hurley and 10,000 shares held by his father-in-law.
(6)	Represents shares held in Mr. Manson’s individual retirement account. Excludes shares held by the Magnolia Bancorp, Inc. Employee Stock Ownership Plan, of which Mr. Manson is the trustee.

Equity Compensation Plan Information

All of our existing equity compensation plans were approved by our stockholders. The following table provides information about shares of common stock that may be issued under our exiting equity compensation plans as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	49,627	$11.19	67,098
Equity compensation plans not approved by security holders	-	-	-
Total	49,627	$11.19	67,098

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

The Company offers extensions of credit to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and other purposes. These loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company, and none of such loans involve more than the normal risk of collectability or present other unfavorable features.

Section 22(h) of the Federal Reserve Act generally provides that any credit extended by a savings institution to its executive officers, directors and, to the extent otherwise permitted, principal shareholder(s), or any related interest of the foregoing, must be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the savings institution with non-affiliated parties, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings institution, and must not involve more than the normal risk of repayment or present other unfavorable features.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the board of directors of Magnolia Bancorp appointed Eisner Amper LLP to perform the audit of our financial statements for the year ended December 31, 2025. We have been advised by Eisner Amper LLP that neither that firm nor any of its associates has any relationship with Magnolia Bancorp or Mutual Savings and Loan Association other than the usual relationship that exists between an independent registered public accounting firm and its clients.

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

The following table sets forth the aggregate fees paid by us to Eisner Amper LLP for professional services rendered in connection with the audit of the financial statements of the Company for 2025 and 2024, respectively, as well as the fees paid by us to EisnerAmper LLP for audit-related services, tax services and all other services rendered to us during 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024
Audit fees(1)	$134,395	$313,998
Audit-related fees	-	-
Tax fees	5,500	5,500
All other fees	-	750
Total	$139,895	$320,248

___________________

(1)

Audit fees were for the audits of the Company’s annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission. The audit fees for 2024 also include fees related to EisnerAmper’s consent for the Company’s Registration Statement on Form S-1 filed during 2024.

Each new engagement of EisnerAmper LLP was approved in advance by the Audit Committee or its Chair, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	(1) For a list of the financial statements filed as part of this report see “Part II - Item 8. Financial Statements and Supplementary Data.”

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits
3.1	Articles of Incorporation of Magnolia Bancorp, Inc. (1)
3.2	Bylaws of Magnolia Bancorp, Inc. (1)
3.3	Amendment Number One to Bylaws of Magnolia Bancorp, Inc. (2)
4.1	Form of Stock Certificate of Magnolia Bancorp, Inc. (1)
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (3)
10.1	Employment Agreement by and between Magnolia Bancorp, Inc. and Mutual Savings and Loan Association and Michael L. Hurley* (1)
10.2	Employment Agreement by and among Magnolia Bancorp, Inc., Mutual Savings and Loan Association and Anita C. Cambre* (1)
10.3	Resignation of Positions and Termination of Employment Agreement by and among Magnolia Bancorp, Inc., Mutual Savings and Loan Association and Anita C. Cambre dated September 18, 2025* (4)
10.4	2025 Stock Option Plan* (5)
10.5	2025 Recognition and Retention Plan and Trust Agreement* (5)
14.0	Business Conduct and Code of Ethics (6)
19.0	Insider Trading Policy (6)
21.0	Subsidiaries of the Registrant (6)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________________________

*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on August 27, 2024, as amended, and declared effective on November 8, 2024 (Commission File No. 333-281796).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 29, 2025 (Commission File No. 333-281796).
(3)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on January 14, 2025 (File (Commission File No. 333-281796).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 19, 2025 (Commission File No. 333-281796).
(5)	Incorporated by reference from the Company’s definitive proxy statement on DEF 14A, filed on August 14, 2025 (Commission File No. 333-281796)
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 28, 2025 (Commission File No. 333-281796).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA BANCORP, INC.

March 16, 2026	By:	/s/ Michael L. Hurley
Michael L. Hurley
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Michael L. Hurley	Chairman, President and Chief	March 16, 2026
Michael L. Hurley	Executive Officer

/s/ John H. Andressen	Vice Chairman	March 16, 2026
John H. Andressen

/s/ Peyton B. Burkhalter	Director	March 16, 2026
Peyton B. Burkhalter

/s/ Anita C. Cambre	Director	March 16, 2026
Anita C. Cambre

/s/ Robert M. Hurley	Director	March 16, 2026
Robert M. Hurley

/s/ Jason L. Manson	Director	March 16, 2026
Jason L. Manson

/s/ Donice Wagner	Executive Vic President and Chief Financial Officer	March 16, 2026
Donice Wagner