Form 10-Q
period 2026-03-31
Magnolia Bancorp, Inc.
filed 2026-05-12
CIK 2033615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56719

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

Number of shares of common stock outstanding as of May 5, 2026: 832,288

Item 1. Financial Statements

MAGNOLIA BANCORP, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and due from banks	$5,138	$4,513
Loans receivable	30,623	30,904
Allowance for credit losses	(185)	(185)
Loans receivable, net	30,438	30,719

Accrued interest receivable	46	66
Property and equipment, net	1,486	1,497
Federal Home Loan Bank stock, at cost	371	367
Other assets	83	234
TOTAL ASSETS	$37,562	$37,396

LIABILITIES
Deposits:
Interest-bearing deposits	$15,161	$15,193
Non-interest-bearing deposits	1,796	1,659
Advance payments by borrowers for insurance and taxes	579	485
Accrued expense and other liabilities	96	63
Total Liabilities	17,632	17,400

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value - 6,000,000 shares authorized; 832,288 and 833,750 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	8	8
Additional paid-in capital	6,884	6,887
Unearned ESOP compensation- 63,921 and 64,476 shares at March 31, 2026 and December 31,2025, respectively	(639)	(645)
Retained earnings	13,677	13,746
Total Stockholders' Equity	19,930	19,996

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,562	$37,396

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Interest Income
Interest and fees on loans	$348	$331
Other	42	79
Total interest income	390	410
Interest Expense
Deposits	50	81
Total interest expense	50	81
Net interest income	340	329
Provision for credit losses	-	-
Net interest income after provision for credit losses	340	329
Noninterest Income
Service charges on deposit accounts	2	2
Other income	6	7
Total noninterest income	8	9
Noninterest Expense
Salaries and employee benefits	230	188
Occupancy and equipment	30	31
Data processing	32	28
Audit and regulatory examination fees	65	59
General insurance	22	21
Legal fees	13	22
Automobile depreciation and expense	3	7
Correspondent charges	4	5
Other expenses	18	15
Total noninterest expense	417	376
Loss before income taxes	(69)	(38)
Income tax benefit	-	(8)
Net Loss	$(69)	$(30)

Loss per share - basic and diluted	$(.09)	$(.04)
Weighted average shares outstanding	768,821	767,328

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(dollars in thousands)

	Common Shares Issued	Common Stock	Additional paid-in capital	ESOP Unearned Compensation	Retained Earnings	Total Stockholders' Equity
Balance, January 1, 2025	-	$-	$-	$-	$13,916	$13,916
Issuance of common stock	833,750	8	6,887	-	-	6,895
Purchase of common shares ESOP, 66,700 shares	-	-	-	(667)	-	(667)
ESOP shares committed to be released	-	-	-	6	-	6
Net loss	-	-	-	-	(30)	(30)
Balance, March 31, 2025	833,750	$8	$6,887	$(661)	$13,886	$20,120

Balance, January 1, 2026	833,750	$8	$6,887	$(645)	$13,746	$19,996
ESOP shares committed to be released	-	-	-	6	-	6
Stock compensation	-	-	14	-	-	14
Repurchase of common stock	(1,462)	-	(17)	-	-	(17)
Net loss	-	-	-	-	(69)	(69)
Balance, March 31, 2026	832,288	$8	$6,884	$(639)	$13,677	$19,930

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69)	$(30)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11	13
ESOP expense	6	6
Stock based compensation	14	-
FHLB stock dividends	(4)	(4)
Net change in:
Deferred taxes	-	(8)
Accrued interest receivable and other assets	171	71
Accrued expenses and other liabilities	33	(80)
Net cash provided by (used in) operating activities	162	(32)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in loans receivable, net	281	(186)
Net cash provided by (used in) investing activities	281	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	105	(3,433)
Refund of stock subscriptions	-	(1,428)
Proceeds from stock conversion deposited	-	186
Increase in advances by borrowers for insurance and taxes	94	166
Payments to repurchase common stock	(17)	-
Stock issuance costs paid	-	(137)
Net cash provided by (used in) financing activities	182	(4,646)

Net change in cash and cash equivalents	625	(4,864)
Cash and cash equivalents, beginning of period	4,513	9,940
Cash and cash equivalents, end of period	$5,138	$5,076

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$50	$81
Proceeds from stock issuance, net of offering costs	-	6,895

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magnolia Bancorp, Inc. (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, general practices within the financial services industry, and instructions for Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2025.

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

Use of Estimates

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

The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. The Company’s loans are generally secured by specific items of collateral including real property and consumer assets. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Based on such reviews, the Company may determine to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that the Company will be unable to realize the benefit of the future deductibility of the item. During 2025, the Company established a valuation allowance against its net deferred tax asset due to recent operating losses. Since 2024, the Company has experienced higher noninterest expenses primarily related to additional costs since its mutual to stock conversion and becoming a public company. The Company will continue to evaluate the need for a valuation allowance against these deferred items and will adjust the valuation allowance as deemed appropriate. Both positive and negative information is included in the evaluation which includes a history of recent cumulative losses and near-term expectations, and risks associated with estimates of future income. An objective history of recent losses generally provides better evidence in the evaluation than a subjective estimate of future income.

Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

In November 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” to improve the disclosures about a public business entity’s expenses in commonly presented expense captions. The amendments in this update require disclosure of specified information about certain costs and expenses in the notes to consolidated financial statements. Disclosure requirements also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, among other items. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. This update, as amended, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retroactively to any or all prior periods presented in the consolidated financial statements. The Company is currently assessing the provisions of this guidance. As the update contains only amendments to disclosure requirements, adoption will have no impact on the Company’s consolidated results of operations or financial condition.

Note 2. Loans Receivable

A summary of the balances of loans as of March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025
	(dollars in thousands)
Residential real estate	$29,788	$30,037
Construction	-	-
Commercial real estate	444	476
Total real estate loans	30,232	30,513
Share loans	208	212
Total loans	30,440	30,725
Unamortized, net deferred loan costs	183	179
Less allowance for credit losses	(185)	(185)
Loans receivable, net	$30,438	$30,719

Loans are stated at the amount of unpaid principal net of unamortized loan costs and exclude accrued interest. Accrued interest is reflected in the accrued interest line item on the consolidated statements of financial condition.

The following tables present an analysis of past due loans as of as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$71	$64	$29,653	$29,788	$-
Construction	-	-	-	-	-
Commercial real estate	-	-	444	444	-
Share loans	-	-	208	208	-
Loans receivable, total	$71	$64	$30,305	$30,440	$-

	As of December 31, 2025
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$-	$136	$29,901	$30,037	$-
Construction	-	-	-	-	-
Commercial real estate	-	-	476	476	-
Share loans	-	-	212	212	-
Loans receivable, total	$-	$136	$30,589	$30,725	$-

Nonaccrual loans for which no related allowance for loan losses was recorded totaled $135,000 and $136,000 at March 31, 2026 and December 31, 2025, respectively, and consisted of residential real estate. The amount of interest income that would have been recorded in the three months ended March 31, 2026 and 2025 is not material.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.

The following table reflects loans by credit quality indicator and origination year at March 31, 2026.

March 31, 2026 (dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Residential Real Estate:
Pass/Watch	$-	$4,971	$1,200	$1,883	$4,996	$16,603	$29,653
Special Mention	-	-	-	-	-	135	135
Classified	-	-	-	-	-	-	-
Total	$-	$4,971	$1,200	$1,883	$4,996	$16,738	$29,788
Current period gross charge-offs	-	-	-	-	-	-	-

Construction:
Pass/Watch	$-	$-	$-	$-	$-	$-	$-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$-	$-	$-	$-	$-	$444	$444
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$444	$444
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$-	$-	$155	$53	$208
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$155	$53	$208
Current period gross charge-offs	-	-	-	-	-	-	-

Total Loans:
Pass/Watch	$-	$4,971	$1,200	$1,883	$5,151	$17,100	$30,305
Special Mention	-	-	-	-	-	135	135
Classified	-	-	-	-	-	-	-
Total	$-	$4,971	$1,200	$1,883	$5,151	$17,235	$30,440
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-

The following table reflects loans by credit quality indicator and origination year at December 31, 2025.

December 31, 2025 (dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate:
Pass/Watch	$4,814	$1,226	$1,911	$5,039	$4,688	$12,223	$29,901
Special Mention	-	-	-	-	-	136	136
Classified	-	-	-	-	-	-	-
Total	$4,814	$1,226	$1,911	$5,039	$4,688	$12,359	$30,037
Current period gross charge-offs	-	-	-	-	-	-	-

Construction:
Pass/Watch	$-	$-	$-	$-	$-	$-	$-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$-	$-	$-	$-	$-	$476	$476
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$476	$476
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$-	$159	$-	$53	$212
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$159	$-	$53	$212
Current period gross charge-offs	-	-	-	-	-	-	-

Total Loans:
Pass/Watch	$4,814	$1,226	$1,911	$5,198	$4,688	$12,752	$30,589
Special Mention	-	-	-	-	-	136	136
Classified	-	-	-	-	-	-	-
Total	$4,814	$1,226	$1,911	$5,198	$4,688	$12,887	$30,725
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-

The allowance for credit loss represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the statement of financial condition date. The following tables summarize the activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025.

March 31, 2026 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$178	$-	$7	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	1	-	(1)	-	-
Ending Balances	$179	$-	$6	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	179	-	6	-	185
Total	$179	$-	$6	$-	$185

March 31, 2025 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$173	$3	$9	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(18)	19	(1)	-	-
Ending Balances	$155	$22	$8	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	155	22	8	-	185
Total	$155	$22	$8	$-	$185

In the ordinary course of business, the Company has granted loans to principal officers and directors, and entities in which they have significant ownership or management positions. An analysis of the changes in loans to such borrowers for the three months ended March 31, 2026 and 2025 follows:

	2026	2025
	(dollars in thousands)
Balance, Beginning	$1,224	$1,286
Additions	-	-
Payments	(16)	(15)
Balance, Ending	$1,208	$1,271

Note 3. Deposits

A summary of deposit balances by type as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Noninterest-bearing deposits	$1,796	$1,659
Interest-bearing demand deposits	7,006	7,197
Savings deposits	2,085	1,923
Certificates of deposit	6,070	6,073
Total deposits	$16,957	$16,852

Certificates of deposit that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 at March 31, 2026 and December 31, 2025, were $1,763,000 and $1,747,000 respectively.

At March 31, 2026, the scheduled maturities of certificates of deposit were as follows:

Year Ending	Amount
(dollars in thousands)
2026	$3,789
2027	1,757
2028	465
2029	6
2030	28
Thereafter	25
Total	$6,070

During the normal course of business, the Company accepts deposits from members of the Board of Directors and officers. As of March 31, 2026 and December 31, 2025, these deposits totaled $4,885,000 and $4,822,000. As of March 31, 2026 and December 31, 2025, one customer represented 24% of the total deposits outstanding.

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

	Three Months Ended March 31
	2026	2025
Denominator
Weighted average common shares outstanding	833,019	833,750
Less average unearned ESOP shares	(64,198)	(66,422)
Weighted average shares	768,821	767,328

As of March 31, 2026, the Company had 33,347 and 16,280 of unvested stock options and restricted awards which were not included in diluted EPS as their impact was antidilutive.

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

As of March 31, 2026 and December 31, 2025, the Company had commitments to extend credit of $2,117,000 and $1,364,000, respectively.

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

Note 7. Regulatory Matters

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of Currency (“OCC”). Failure to meet the minimum regulatory capital requirements can result in certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Association’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities, and certain off-financial condition items, as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of March 31, 2026, the most recent notification from the OCC categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Association’s prompt corrective action category.

The Association's actual capital amounts and ratios as of March 31, 2026 and December 31, 2025 are presented in the following tables:

March 31, 2026	Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$17,157	46.00%	$1,492	4.00%	$1,865	5.00%
Common Equity Tier 1	$17,157	98.44%	$784	4.50%	$1,133	6.50%
Tier 1 Risk-Based Capital	$17,157	98.44%	$1,046	6.00%	$1,394	8.00%
Total Risk-Based Capital	$17,342	99.50%	$1,394	8.00%	$1,743	10.00%

December 31, 2025	Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$17,209	46.48%	$1,481	4.00%	$1,851	5.00%
Common Equity Tier 1	$17,209	97.62%	$793	4.50%	$1,146	6.50%
Tier 1 Risk-Based Capital	$17,209	97.62%	$1,058	6.00%	$1,410	8.00%
Total Risk-Based Capital	$17,394	98.67%	$1,410	8.00%	$1,763	10.00%

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

The following presents the financial assets that are measured at fair value on a non-recurring basis for each of the fair value hierarchy levels:

	March 31, 2026
	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans individually evaluated, net of reserve	$-	$135	$-

	December 31, 2025
	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans individually evaluated, net of reserve	$-	$136	$-

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

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or nonrecurring basis are as follows:

March 31, 2026		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,138	$5,138	$-	$-
Loans receivable, net	30,438	-	-	29,021
FHLB stock	371	-	371	-
Financial liabilities:
Deposits	$16,957	$-	$-	$17,442

December 31, 2025		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,513	$4,513	$-	$-
Loans receivable, net	30,719	-	-	29,106
FHLB stock	367	-	367	-
Financial liabilities:
Deposits	$16,852	$-	$-	$17,445

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist in understanding our financial condition and results of operations. The information in this section should be read in conjunction with the unaudited consolidated financial statements of Magnolia Bancorp, Inc. and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2025.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning, include but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loans and other assets; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this report.

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

Overview

Magnolia conducts its operations primarily through its wholly owned subsidiary, Mutual Savings and Loan Association. The Company’s loan portfolio consists primarily of fixed-rate one-to-four family residential mortgage loans that we have originated. The Company intends to continue our focus on originating primarily fixed-rate one-to-four family residential mortgage loans, and to a lesser extent residential construction loans and home equity lines of credit. In prior years, the Company has also originated commercial real estate loans and multi-family residential loans which represent approximately 2.3% of our loan portfolio at March 31, 2026. We also originate share loans, which are loans secured by deposit accounts at the Company. We generally do not purchase or sell loans. We offer a variety of deposit accounts including savings accounts, NOW accounts and certificates of deposit. The Company is subject to regulation and examination by the Office of the Comptroller of the Currency.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations are also affected by our provisions for credit losses, noninterest income and noninterest expense. Noninterest income consists primarily of rental income and service charges and other fees on deposit accounts. Noninterest expense consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, audit and regulatory examination fees, insurance premiums, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. Demand for our loan products is susceptible to changes in overall market lending rates. Markets rates for our fixed rate loan products have held steady during 2025 and into 2026 despite action taken by the Federal Reserve to gradually lower market rates and reduce inflation. While the market has anticipated additional rate reductions by the Federal Reserve into 2026, those expectations have been muted by the uncertainty of the conflict in the Middle East. While we have experienced a reduction in our cost of funds which has resulted in an increase in our net interest income, we have also experienced lower demand for our fixed rate mortgage loans during 2026, which has resulted in lower loan originations. Reduced volume in loan originations has the impact of reducing our net interest income as we generally do not achieve a comparable interest rate for the cash received and invested from loan repayments. In addition, we incur higher noninterest expenses due to fewer deferrals of direct loan origination costs from loans being originated during the period. We expect this trend of reduced loan demand to continue until overall market conditions improve the affordability of homeownership.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2025. Our accounting policies for the allowance for credit losses and income taxes comprise those that management believes involve the most critical estimates.

During the three months ended March 31, 2026, the measurement of the Company’s deferred income tax assets and liabilities was identified as a critical accounting estimate.

There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as previously disclosed in its Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets were $37.6 million at March 31, 2026, an increase of $166,000, or 0.4%, from $37.4 million at December 31, 2025.

Cash and Cash Equivalents. Cash and cash equivalents increased by $625,000, or 13.8%, to $5.1 million at March 31, 2026 from $4.5 million at December 31, 2025. The increase is primarily due to loan payments of approximately $461,000. Cash and cash equivalents also increased as depositors held more in their accounts at March 31, 2026 than at December 31, 2025.

Loans Receivable, Net. Loans receivable, net, decreased by $281,000, or 0.9%, to $30.4 million at March 31, 2026 from $30.7 million at December 31, 2025. Loans decreased due to paydowns being higher than our originations.

Deposits. Total deposits increased by $105,000, or 0.6%, to $17.0 million at March 31, 2026 from $16.9 million at December 31, 2025.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits, but market conditions have affected this strategy. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer deposits.

Total Equity. Total equity decreased by $66,000, or 0.3%. The decrease was primarily due to our net loss of $69,000 for the first three months of 2026.

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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)			(dollars in thousands)

Interest-earning assets:
Loans receivable(1)	$30,859	$348	4.51%	$30,894	$331	4.29%
FHLB stock	369	4	4.34	355	4	4.51
Other interest-earning assets	4,601	38	3.30	6,946	75	4.32
Total interest-earning assets	35,829	390	4.35	38,195	410	4.29
Noninterest-earning assets	1,470			3,041
Total assets	$37,299			$41,236
Interest-bearing liabilities:
Savings and NOW accounts(2)	$9,071	2	0.09	$9,080	2	0.09
Certificates of deposit	6,108	48	3.14	8,612	79	3.67
Total interest-bearing liabilities	15,179	50	1.32	17,692	81	1.83
Noninterest-bearing liabilities	2,154			4,380
Total liabilities	17,333			22,072
Total equity	19,966			19,164
Total liabilities and equity	$37,299			$41,236
Net interest-earning assets	$20,650			$20,503
Net interest income; average interest spread		$340	3.04%		$329	2.46%
Net interest margin(3)			3.80%			3.45%
Average interest-earning assets to average interest-bearing liabilities			236.04%			215.89%

_______________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes interest-bearing demand accounts.
(3)	Equals net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2026 vs 2025
	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)
	(dollars in thousands)
Interest income:
Loans receivable	$17	$-	$17
FHLB stock	-	-	-
Other interest-earning assets	(18)	(19)	(37)
Total interest income	(1)	(19)	(20)
Interest expense:
Savings and NOW accounts	-	-	-
Certificates of deposit	(11)	(20)	(31)
Total interest expense	(11)	(20)	(31)
Change in net interest income	$10	$1	$11

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. We had a net loss of $69,000 for the three months ended March 31, 2026 compared to a net loss of $30,000 for the comparable period of 2025. This $39,000 increase in the net loss was due to an increase of $41,000 in total noninterest expense and an $8,000 effect of income taxes, which was partially offset by an increase of $11,000 in net interest income.

Interest Income. Interest income decreased by $20,000 or 4.9% to $390,000 in the three months ended March 31, 2026 from $410,000 in the comparable period of 2025. The decrease was primarily due to a decrease of $37,000 in other interest income from deposits with other banks offset by an increase in loan interest and fee income.

The average due from bank balance decreased by $2.3 million due to conversion proceeds held on deposit during the prior year.

Loan income increased $17,000 as the average yield on loans increased from 4.29% in 2025 to 4.51% in 2026 due to new loan originations having higher rates than on loans that have paid off.

Interest Expense. Total interest expense decreased by $31,000 or 38.3% to $50,000 for the three months ended March 31, 2026 from $81,000 for the three months ended March 31, 2026. The decrease was primarily due to the decrease in the amount of and the yield on certificates of deposit during the three months ended March 31, 2026 compared to 2025. The average balance of certificates of deposit declined during the three months ended March 31, 2026 by $2.5 million as we elected not to renew higher average rate term deposits that matured during the period. The average rate paid on certificates of deposit decreased to 3.14% in the three months ended March 31, 2026 from 3.67% for the three months ended March 31, 2025, reflecting the roll-off of higher rate certificates of deposits.

At March 31, 2026, $5.0 million or 83.0% of our total certificates of deposit were scheduled to mature within the following 12 months. We shortened the average maturity of our certificates of deposit in anticipation of market interest rates beginning to decline. If the Federal Reserve Board continues to reduce its federal funds rate and market interest rates on new certificates of deposit decrease from current levels, we expect these rate reductions will eventually result in further declines in our cost of funds.

Net Interest Income. Net interest income increased by $11,000, or 3.3%, to $340,000 for the three months ended March 31, 2026 compared to $329,000 for the three months ended March 31, 2025. The increase was primarily due to an increase in the average interest rate spread to 3.04% for the three months ended March 31, 2026 from 2.46% for the three months ended March 31, 2025, as the cost of funds decreased as higher paying certificate of deposits that matured were not renewed. The ability to shift our funding mix and rates was due to the completion of our stock offering and conversion in January of 2025.

Provision for Credit Losses. We made no provision for credit losses in either the three months ended March 31, 2026 or 2025. We had no loan charge-offs in the three months ended March 31, 2026. Our total non-performing assets as of March 31, 2026 and 2025 were $135,000 and $0, respectively. The allowance for credit losses was $185,000 at March 31, 2026, representing 137% of non-performing assets at March 31, 2026. As of March 31, 2026, we had two loans totaling $135,000 that were on nonaccrual. No additional provision for credit losses was deemed necessary in the loan portfolio.

Noninterest Income. Noninterest income decreased $1,000 to 8,000 for three months ended March 31, 2026. Noninterest income is comprised of customer service charges and rental income.

Noninterest Expense. Noninterest expense increased by $41,000, or 10.9%, to $417,000 for the three months ended March 31, 2026 compared to $376,000 for the three months ended March 31, 2025. Noninterest expense for the three months ended March 31, 2026 increased due to additional salary costs of $17,000 due primarily to hiring an officer in June 2025 and therefore the cost was not incurred in the first three months of 2025. Noninterest expenses also increased due to incurring stock compensation expense of $14,000 from stock awards granted. The Company granted equity awards under the 2025 Stock Option Plan and the Recognition and the Retention Plan in November 2025 and started recording expenses at that time.

Income Tax Provision (Benefit). We had no income taxes recorded for the three months ended March 31, 2026 compared to an income tax benefit of $8,000 for the comparable three months of 2025. The Company provided a valuation allowance at December 31, 2025 for the net deferred tax asset recorded. This is due to recent operating losses. Since 2024, the Company has experienced higher noninterest expenses primarily related to additional costs since its mutual to stock conversion and becoming a public company. The Company will continue to evaluate the need for a valuation allowance against these deferred items and will adjust the valuation allowance as deemed appropriate. Both positive and negative information is included in the evaluation which includes a history of recent cumulative losses and near-term expectations, and risks associated with estimates of future income. An objective history of recent losses generally provides better evidence in the evaluation than a subjective estimate of future income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans, and to a lesser extent borrowings. We have the ability to borrow from the Federal Home Loan Bank of Dallas. We have not utilized any FHLB advances in 2026 or 2025.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and lending activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For further information, see the accompanying statements of cash flows that appear in Item 1 of this Form 10-Q.

We are committed to maintaining a strong liquidity position. We monitor our liquidity on a daily basis and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits can be retained. At March 31, 2026, certificates of deposit that are scheduled to mature within the next 12 months totaled $5.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

At March 31, 2026, the Association was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 7 of the notes to the unaudited consolidated financial statements as of and for the three months ended March 31, 2026.

At March 31, 2026, we had $2.1 million of outstanding commitments to originate loans, which included $900,000 in revolving lines of credit, and $1.2 million in residential construction loans. At March 31, 2026, none of our revolving lines of credit related to commercial real estate loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on such evaluation, management concluded that the Company’s controls and procedures were not effective at March 31, 2026 and December 31, 2025 due to identifying a material weakness in internal controls over the allowance for credit losses as management did not maintain sufficient evidence of an independent review of the estimate.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We will continue to develop and refine our documentation of the independent review of the ACL during 2026.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On November 20, 2025, the Company's board of directors authorized a share repurchase program that authorizes the Company to repurchase up to 33,350 shares, or 4.0%, of its then outstanding common stock. The table below sets forth information regarding purchases of our common stock made during the three months ended March 31, 2026, under that program.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
January 2026	310	$11.75	310	33,040
February 2026	838	12.43	838	32,202
March 2026	314	12.30	314	31,888
Total	1,462	$12.26

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of Magnolia Bancorp, Inc. (1)

3.2	Bylaws of Magnolia Bancorp, Inc. (1)

3.3	Amendment No. 1 to Bylaws of Magnolia Bancorp, Inc. (2)

4.1	Form of Stock Certificate of Magnolia Bancorp, Inc. (1)

4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (3)

10.1	Employment Agreement by and between Magnolia Bancorp, Inc. and Mutual Savings and Loan Association and Michael L. Hurley* (1)

10.2	Employment Agreement by and between Magnolia Bancorp, Inc. and Mutual Savings and Loan Association and Anita C. Cambre* (1)

10.3	Resignation of Positions and Termination of Employment Agreement by and among Magnolia Bancorp, Inc., Mutual Savings and Loan Association and Anita C. Cambre dated September 18, 2025* (4)

10.4	2025 Stock Option Plan* (5)

10.5	2025 Recognition and Retention Plan and Trust Agreement* (5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________________________

*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on August 27, 2025, as amended, and declared effective on November 8, 2025 (Commission File No. 333-281796).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 29, 2025 (Commission File No. 000-56719).
(3)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on January 14, 2025 (Commission File No. 000-56719).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 19, 2025 (Commission File No. 000-56719).
(5)	Incorporated by reference from the Company’s definitive proxy statement on DEF 14A, filed on August 14, 2025 (Commission File No. 000-56719)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Magnolia Bancorp, Inc.
(Registrant)

Date: May 12, 2026	/s/ Michael L Hurley
Michael L Hurley
President and Chief Executive Officer

Date: May 12, 2026	/s/ Donice Wagner
Donice Wagner
Executive Vice President and Chief Financial Officer