Form 10-Q
period 2026-06-30
Magnolia Bancorp, Inc.
filed 2026-08-11
CIK 2033615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☐    Yes    ☒ No

Number of shares of common stock outstanding as of August 4, 2026: 832,288

Item 1. Financial Statements

MAGNOLIA BANCORP, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and due from banks	$3,887	$4,513
Loans receivable	30,257	30,904
Allowance for credit losses	(185)	(185)
Loans receivable, net	30,072	30,719

Accrued interest receivable	60	66
Property and equipment, net	1,476	1,497
Federal Home Loan Bank stock, at cost	374	367
Other assets	67	234
TOTAL ASSETS	$35,936	$37,396

LIABILITIES
Deposits:
Interest bearing deposits	$13,747	$15,193
Noninterest bearing deposits	1,577	1,659
Total deposits	15,324	16,852
Advance payments by borrowers for insurance and taxes	627	485
Accrued expense and other liabilities	99	63
Total Liabilities	16,050	17,400

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - 2,000,000 shares authorized, none issued	-	-
Common Stock, $.01 par value - 6,000,000 shares authorized; 832,288 and 833,750 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	8	8
Additional paid-in capital	6,900	6,887
Unearned ESOP stock- 63,365 and 64,476 shares at June 30, 2026 and December 31,2025, respectively	(634)	(645)
Retained earnings	13,612	13,746
Total Stockholders' Equity	19,886	19,996

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,936	$37,396

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$341	$334	$689	$665
Other	48	62	90	141
Total interest income	389	396	779	806
Interest Expense
Deposits	49	62	99	143
Total interest expense	49	62	99	143
Net interest income	340	334	680	663
Provision for credit losses	-	-	-	-
Net interest income after provision for credit losses	340	334	680	663
Noninterest Income
Service charges on deposit accounts	1	2	3	4
Other income	4	6	10	13
Total noninterest income	5	8	13	17
Noninterest Expense
Salaries and employee benefits	232	187	462	375
Occupancy and equipment	32	33	62	64
Data processing	31	29	63	57
Accounting and auditing expenses	57	67	122	126
General insurance	15	23	37	44
Legal fees	12	11	25	33
Advertising	-	17	-	18
Automobile depreciation and expense	3	6	6	13
Correspondent charges	5	4	9	9
Other expenses	23	9	41	23
Total noninterest expense	410	386	827	762
Loss before income taxes	(65)	(44)	(134)	(82)
Income tax benefit	-	(8)	-	(16)
Net Loss	$(65)	$(36)	$(134)	$(66)

Loss per share - basic and diluted	$(.08)	$(.05)	$(.17)	$(.09)
Weighted average shares outstanding	768,645	767,884	769,099	767,606

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(dollars in thousands)

	Common Shares Issued	Common Stock	Additional paid-in capital	Unearned ESOP Stock	Retained Earnings	Total Stockholders' Equity
Balance, March 31, 2025	833,750	$8	$6,887	$(661)	$13,886	$20,120
Issuance cost of common stock	-	-	(8)	-	-	(8)
ESOP shares committed to be released	-	-	-	5	-	5
Net loss	-	-	-	-	(36)	(36)
Balance, June 30, 2025	833,750	$8	$6,879	$(656)	$13,850	$20,081

Balance, March 31, 2026	832,288	$8	$6,884	$(639)	$13,677	$19,930
ESOP shares committed to be released	-	-	2	5	-	7
Stock compensation	-	-	14	-	-	14
Net loss	-	-	-	-	(65)	(65)
Balance, June 30, 2026	832,288	$8	$6,900	$(634)	$13,612	$19,886

	Common Shares Issued	Common Stock	Additional paid-in capital	Unearned ESOP Stock	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2024	-	$-	$-	$-	$13,916	$13,916
Issuance of common stock	833,750	8	6,879	-	-	6,887
Purchase of common shares ESOP, 66,700 shares	-	-	-	(667)	-	(667)
ESOP shares committed to be released	-	-	-	11	-	11
Net loss	-	-	-	-	(66)	(66)
Balance, June 30, 2025	833,750	$8	$6,879	$(656)	$13,850	$20,081

Balance, December 31, 2025	833,750	$8	$6,887	$(645)	$13,746	$19,996
ESOP shares committed to be released	-	-	2	11	-	13
Stock compensation	-	-	28	-	-	28
Repurchase of common stock	(1,462)	-	(17)	-	-	(17)
Net loss	-	-	-	-	(134)	(134)
Balance, June 30, 2026	832,288	$8	$6,900	$(634)	$13,612	$19,886

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134)	$(66)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22	29
ESOP expense	13	11
Stock based compensation	28	-
FHLB stock dividends	(7)	(8)
Net change in:
Deferred taxes	-	(16)
Accrued interest receivable and other assets	173	67
Accrued expenses and other liabilities	36	(74)
Net cash provided by (used in) operating activities	131	(57)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in loans receivable, net	647	(326)
Purchases of property and equipment	(1)	-
Net cash provided by (used in) investing activities	646	(326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	(1,528)	(4,251)
Refund of stock subscriptions	-	(1,428)
Proceeds from stock conversion deposited	-	187
Increase in advances by borrowers for insurance and taxes	142	241
Payments to repurchase common stock	(17)	-
Stock issuance costs paid	-	(145)
Net cash used in financing activities	(1,403)	(5,396)

Net change in cash and cash equivalents	(626)	(5,779)
Cash and cash equivalents, beginning of period	4,513	9,940
Cash and cash equivalents, end of period	$3,887	$4,161

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$99	$144
Proceeds from stock issuance, net of offering costs	-	6,887

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

Description of Business

The Company is a holding company for Mutual Savings and Loan Association. Mutual Savings and Loan Association was formed in 1885 and is a federally chartered savings and loan. The Association provides financial services primarily to individuals, mainly through the origination of loans for one-to-four family residences through its two branches located in the metropolitan New Orleans area. The Association also accepts deposits in the form of checking, savings and certificates of deposit.

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

Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that the Company will be unable to realize the benefit of the future deductibility of the item. During 2025, the Company established a valuation allowance against its net deferred tax asset due to recent operating losses. Since 2024, the Company has experienced higher noninterest expenses primarily related to additional costs since its mutual to stock conversion and becoming a public company. The Company will continue to evaluate the need for a valuation allowance against these deferred items and will adjust the valuation allowance as deemed appropriate. Both positive and negative information is included in the evaluation which includes a history of recent cumulative losses and near-term expectations, and risks associated with estimates of future income. An objective history of recent losses generally provides better evidence in the evaluation than a subjective estimate of future income.

Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” to improve the disclosures about a public business entity’s expenses in commonly presented expense captions. The amendments in this update require disclosure of specified information about certain costs and expenses in the notes to consolidated financial statements. Disclosure requirements also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, among other items. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. This update, as amended, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retroactively to any or all prior periods presented in the consolidated financial statements. The Company is currently assessing the provisions of this guidance. As the update contains only amendments to disclosure requirements, adoption will have no impact on the Company’s consolidated results of operations or financial condition.

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" to clarify the current interim disclosure requirements and create a comprehensive list of interim disclosures required under GAAP. ASU 2025-11 also incorporates a disclosure principle that requires interim period disclosures of material events or changes that have occurred since the previous year-end. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. As the update contains only amendments to disclosure requirements, adoption will have no impact on the Company’s consolidated results of operations or financial condition.

Note 2. Loans Receivable

A summary of the balances of loans as of June 30, 2026 and December 31, 2025 is as follows.

	June 30,	December 31,
	2026	2025
	(dollars in thousands)
Residential real estate	$29,120	$30,037
Construction	151	-
Commercial real estate	590	476
Total real estate loans	29,861	30,513
Share loans	208	212
Total loans	30,069	30,725
Unamortized, net deferred loan costs	188	179
Less allowance for credit losses	(185)	(185)
Loans receivable, net	$30,072	$30,719

Loans are stated at the amount of unpaid principal net of unamortized loan costs and exclude accrued interest. Accrued interest is reflected in the accrued interest line item on the consolidated statements of financial condition.

The following tables present an analysis of past due loans as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$88	$67	$28,965	$29,120	$-
Construction	-	-	151	151	-
Commercial real estate	-	-	590	590	-
Share loans	-	-	208	208	-
Loans receivable, total	$88	$67	$29,914	$30,069	$-

	As of December 31, 2025
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$-	$136	$29,901	$30,037	$-
Construction	-	-	-	-	-
Commercial real estate	-	-	476	476	-
Share loans	-	-	212	212	-
Loans receivable, total	$-	$136	$30,589	$30,725	$-

Nonaccrual loans for which no related allowance for loan losses was recorded totaled $67,000 and $136,000 at June 30, 2026 and December 31, 2025, respectively, and consisted of residential real estate. The amount of interest income that would have been recorded in the three months ended June 30, 2026, and 2025 is not material.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.

The following table reflects loans by credit quality indicator and origination year at June 30, 2026.

June 30, 2026 (dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Residential Real Estate:
Pass/Watch	$1,369	$4,500	$1,186	$1,574	$4,912	$15,512	$29,053
Special Mention	-	-	-	-	-	67	67
Classified	-	-	-	-	-	-	-
Total	$1,369	$4,500	$1,186	$1,574	$4,912	$15,579	$29,120
Current period gross charge-offs	-	-	-	-	-	-	-

Construction:
Pass/Watch	$-	$151	$-	$-	$-	$-	$151
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$151	$-	$-	$-	$-	$151
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$179	$-	$-	$-	$-	$411	$590
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$179	$-	$-	$-	$-	$411	$590
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$-	$-	$155	$53	$208
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$155	$53	$208
Current period gross charge-offs	-	-	-	-	-	-	-

Total Loans:
Pass/Watch	$1,548	$4,651	$1,186	$1,574	$5,067	$15,976	$30,002
Special Mention	-	-	-	-	-	67	67
Classified	-	-	-	-	-	-	-
Total	$1,548	$4,651	$1,186	$1,574	$5,067	$16,043	$30,069
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-

The following table reflects loans by credit quality indicator and origination year at December 31, 2025.

December 31, 2025 (dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate:
Pass/Watch	$4,814	$1,226	$1,911	$5,039	$4,688	$12,223	$29,901
Special Mention	-	-	-	-	-	136	136
Classified	-	-	-	-	-	-	-
Total	$4,814	$1,226	$1,911	$5,039	$4,688	$12,359	$30,037
Current period gross charge-offs	-	-	-	-	-	-	-

Construction:
Pass/Watch	$-	$-	$-	$-	$-	$-	$-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$-	$-	$-	$-	$-	$476	$476
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$476	$476
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$-	$159	$-	$53	$212
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$159	$-	$53	$212
Current period gross charge-offs	-	-	-	-	-	-	-

Total Loans:
Pass/Watch	$4,814	$1,226	$1,911	$5,198	$4,688	$12,752	$30,589
Special Mention	-	-	-	-	-	136	136
Classified	-	-	-	-	-	-	-
Total	$4,814	$1,226	$1,911	$5,198	$4,688	$12,887	$30,725
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-

The allowance for credit loss represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the statement of financial condition date. The following tables summarize the activity in the allowance for credit losses for the three months and six months ended June 30, 2026, and 2025.

Three Months Ended June 30, 2026 (dollars in thousands	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$179	$-	$6	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(3)	2	1	-	-
Ending Balances	$176	$2	$7	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	176	2	7	-	185
Total	$176	$2	$7	$-	$185

Three Months Ended June 30, 2025 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$155	$22	$8	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(8)	5	3	-	-
Ending Balances	$147	$27	$11	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	147	27	11	-	185
Total	$147	$27	$11	$-	$185

Six Months Ended June 30, 2026 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$178	$-	$7	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(2)	2	-	-	-
Ending Balances	$176	$2	$7	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	176	2	7	-	185
Total	$176	$2	$7	$-	$185

Six Months Ended June 30, 2025 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$173	$3	$9	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(26)	24	2	-	-
Ending Balances	$147	$27	$11	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	147	27	11	-	185
Total	$147	$27	$11	$-	$185

In the ordinary course of business, the Company has granted loans to principal officers and directors, and entities in which they have significant ownership or management positions. An analysis of the changes in loans to such borrowers for the six months ended June 30, 2026 and 2025 follows:

	2026	2025
	(dollars in thousands)
Balance, Beginning	$1,224	$1,286
Additions	-	-
Payments	(25)	(29)
Balance, Ending	$1,199	$1,257

Note 3. Deposits

A summary of deposit balances by type as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Noninterest-bearing deposits	$1,577	$1,659
Interest-bearing demand deposits	5,573	7,197
Savings deposits	1,952	1,923
Certificates of deposit	6,222	6,073
Total deposits	$15,324	$16,852

Certificates of deposit that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 at June 30, 2026 and December 31, 2025, were $1,779,000 and $1,747,000, respectively.

At June 30, 2026, the scheduled maturities of certificates of deposit were as follows:

Year Ending	Amount
(dollars in thousands)
2026	$2,777
2027	2,861
2028	506
2029	6
2030	28
Thereafter	44
Total	$6,222

During the normal course of business, the Company accepts deposits from members of the Board of Directors and officers. As of June 30, 2026 and December 31, 2025, these deposits totaled $4,824,000 and $4,822,000. As of June 30, 2026 and December 31, 2025, one customer represented 26% of the total deposits outstanding.

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

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Denominator
Weighted average common shares outstanding	832,288	833,750	833,019	833,750
Less average unearned ESOP shares	(63,643)	(65,866)	(63,920)	(66,144)
Weighted average shares	768,645	767,884	769,099	767,606

As of June 30, 2026, the Company had 33,347 and 16,280 of unvested stock options and restricted awards which were not included in diluted EPS as their impact was antidilutive.

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

As of June 30, 2026 and December 31, 2025, the Company had commitments to extend credit of $2,180,000 and $1,364,000, respectively.

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

Note 6. Segment Reporting

The Company determined that all of its banking operations serve a similar customer base, offer similar products and services, and are managed through similar processes. Therefore, the Company’s banking operations are aggregated into one reported operating segment, which generates income principally from interest on loans as well as from fees charged in connection with various loan and deposit services. The chief operating decision maker (“CODM”) is the Executive Committee, which for the purposes of assessing performance, making operating decisions, and allocating Company resources, regularly reviews net income as reported in the accompanying consolidated statements of operations. The level of disaggregation and amounts of significant segment income and expenses that are regularly provided to the CODM are the same as those presented in the accompanying consolidated statements of operations. Likewise, the measure of segment assets is reported on the accompanying consolidated statements of financial condition as total assets.

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

As of June 30, 2026, the most recent notification from the OCC categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Association’s prompt corrective action category.

The Association's actual capital amounts and ratios as of June 30, 2026 and December 31, 2025 are presented in the following tables:

	Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
June 30, 2026
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$17,114	47.17%	$1,451	4.00%	$1,814	5.00%
Common Equity Tier 1	$17,114	98.90%	$779	4.50%	$1,125	6.50%
Tier 1 Risk-Based Capital	$17,114	98.90%	$1,038	6.00%	$1,384	8.00%
Total Risk-Based Capital	$17,299	99.97%	$1,384	8.00%	$1,731	10.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
December 31, 2025
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$17,209	46.48%	$1,481	4.00%	$1,851	5.00%
Common Equity Tier 1	$17,209	97.62%	$793	4.50%	$1,146	6.50%
Tier 1 Risk-Based Capital	$17,209	97.62%	$1,058	6.00%	$1,410	8.00%
Total Risk-Based Capital	$17,394	98.67%	$1,410	8.00%	$1,763	10.00%

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

The following presents the financial assets that are measured at fair value on a non-recurring basis for each of the fair value hierarchy levels:

June 30, 2026	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans individually evaluated	$-	$67	$-

December 31, 2025	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans individually evaluated	$-	$136	$-

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

Deposits - For checking and savings accounts, fair value is equal to the amount payable on demand or carrying value. For certificates of deposit, fair value is estimated using a discounted cash flow method.

The carrying value and estimated fair value of financial instruments are as follows.

June 30, 2026		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$3,887	$3,887	$-	$-
Loans receivable, net	30,072	-	-	28,376
FHLB stock	374	-	374	-
Financial liabilities:
Deposits	$15,324	$-	$-	$17,175

December 31, 2025		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,513	$4,513	$-	$-
Loans receivable, net	30,719	-	-	29,106
FHLB stock	367	-	367	-
Financial liabilities:
Deposits	$16,852	$-	$-	$17,445

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

Overview

Magnolia conducts its operations primarily through its wholly owned subsidiary, Mutual Savings and Loan Association. The Company’s loan portfolio consists primarily of fixed-rate one-to-four family residential mortgage loans that we have originated. The Company intends to continue our focus on originating fixed-rate one-to-four family residential mortgage loans, and to a lesser extent residential construction loans and home equity lines of credit. The Company also originates commercial real estate loans and multi-family residential loans which represent approximately 1.9% of our loan portfolio at June 30, 2026. We also originate share loans, which are loans secured by deposit accounts at the Company. We generally do not purchase or sell loans. We offer a variety of deposit accounts including checking, savings and certificates of deposit. The Company is subject to regulation and examination by the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2025. Our accounting policies for the allowance for credit losses and income taxes comprise those that management believe involve the most critical estimates.

During the six months ended June 30, 2026, the measurement of the Company’s deferred income tax assets and liabilities was identified as a critical accounting estimate.

There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as previously disclosed in its Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets were $35.9 million at June 30, 2026, a decrease of $1.5 million, or 3.9%, from $37.4 million at December 31, 2025.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $626,000, or 13.9%, to $3.9 million at June 30, 2026, from $4.5 million at December 31, 2025. The decrease was primarily due to a decrease in deposits.

Loans Receivable, Net. Loans receivable, net, decreased by $647,000, or 2.1%, to $30.1 million at June 30, 2026, from $30.7 million at December 31, 2025. Loans decreased due to paydowns being higher than our originations.

Deposits. Total deposits decreased by $1.5 million, or 9.1%, to $15.3 million at June 30, 2026, from $16.8 million at December 31, 2025, primarily due to a decrease of $1.6 million in interest-bearing demand deposits.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits, but market conditions have affected this strategy. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer deposits.

Total Equity. Total equity decreased by $110,000, or 0.6%. The decrease was primarily due to our net loss of $134,000 for the first six months of 2026.

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

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$30,064	$341	4.54%	$30,784	$334	4.34%
FHLB stock	372	3	3.23	357	4	4.48
Other interest-earning assets	4,363	45	4.13	4,809	58	4.82
Total interest-earning assets	34,799	389	4.47	35,950	396	4.41
Noninterest-earning assets	1,481			1,569
Total assets	$36,280			$37,519
Interest-bearing liabilities:
Savings and NOW accounts(2)	$8,251	3	0.15	$8,625	2	0.09
Certificates of deposit	6,122	46	3.01	7,045	60	3.41
Total interest-bearing liabilities	14,373	49	1.36	15,670	62	1.58
Noninterest-bearing liabilities	2,003			1,765
Total liabilities	16,376			17,435
Total equity	19,904			20,084
Total liabilities and equity	$36,280			$37,519
Net interest-earning assets	$20,426			$20,280
Net interest income; average interest spread		$340	3.11%		$334	2.82%
Net interest margin(3)			3.91%			3.72%
Average interest-earning assets to average interest-bearing liabilities			242.11%			229.42%

_______________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes interest-bearing demand accounts.
(3)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$30,460	$689	4.52%	$30,830	$665	4.31%
FHLB stock	370	7	3.78	355	8	4.51
Other interest-earning assets	4,481	83	3.70	5,872	133	4.53
Total interest-earning assets	35,311	779	4.41	37,057	806	4.35
Noninterest-earning assets	1,476			2,069
Total assets	$36,787			$39,126
Interest-bearing liabilities:
Savings and NOW accounts(2)	$8,656	5	0.12	$8,851	4	0.09
Certificates of deposit	6,115	94	3.07	7,824	139	3.55
Total interest-bearing liabilities	14,771	99	1.34	16,675	143	1.72
Noninterest-bearing liabilities	2,079			1,969
Total liabilities	16,850			18,644
Total equity	19,937			20,482
Total liabilities and equity	$36,787			$39,126
Net interest-earning assets	$20,540			$20,382
Net interest income; average interest spread		$680	3.07%		$663	2.63%
Net interest margin(3)			3.85%			3.58%
Average interest-earning assets to average interest-bearing liabilities			239.06%			222.23%

_______________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes interest-bearing demand accounts.
(3)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Three Months Ended June 30, 2026 vs 2025			Six Months Ended June 30, 2026 vs 2025
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(dollars in thousands)			(dollars in thousands)
Interest income:
Loans receivable	$15	$(8)	$7	$32	$(8)	$24
FHLB stock	(1)	-	(1)	(1)	-	(1)
Other interest-earning assets	(8)	(5)	(13)	(24)	(26)	(50)
Total interest income	6	(13)	(7)	7	(34)	(27)
Interest expense:
Savings and NOW accounts	1	-	1	1	-	1
Certificates of deposit	(7)	(7)	(14)	(19)	(26)	(45)
Total interest expense	(6)	(7)	(13)	(18)	(26)	(44)
Increase (decrease) in net interest income	$12	$(6)	$6	$25	$(8)	$17

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General. We had a net loss of $65,000 for the three months ended June 30, 2026, compared to a net loss of $36,000 for the comparable period of 2025. This $29,000 increase in the net loss was due to an increase of $24,000 in total noninterest expense and an $8,000 effect of income taxes, which was offset by an increase of $6,000 in net interest income.

Interest Income. Interest income decreased by $7,000 or 1.8% to $389,000 in the three months ended June 30, 2026, from $396,000 in the comparable period of 2025. The decrease was primarily due to a decrease of $14,000 in other interest income offset by an increase of $7,000 in loan interest and fee income.

Other interest income decreased by $14,000 due primarily to interest earned on deposits with other banks decreasing by $13,000 as the average yield on these deposits decreased from 4.82% in 2025 to 4.13% in 2026. The Federal Reserve reduced the federal funds rate three times in 2025 starting in September 2025. In addition, the average balance of such deposits decreased by $446,000 during the three months ended June 30, 2026, compared to 2025.

Loan income increased $7,000 due primarily to the average yield on loans increasing from 4.34% in 2025 to 4.54% in 2026 due to new loan originations having higher rates than on loans that have paid off. The higher yield on the loan portfolio was partially offset by a decline of $720,000 in the average outstanding loan balance.

Interest Expense. Total interest expense decreased by $13,000 or 21.0% to $49,000 for the three months ended June 30, 2026, from $62,000 the comparable period of 2025. The decrease was due to the decrease in the amount of and the yield on certificates of deposit during the three months ended June 30, 2026, compared to 2025. The average balance of certificates of deposit declined during the three months ended June 30, 2026, by $923,000 as we elected not to renew higher rate term deposits that matured during the period. The average rate paid on certificates of deposit decreased to 3.01% in the three months ended June 30, 2026, from 3.41% for the three months ended June 30, 2025, reflecting the roll-off of higher rate certificates of deposits.

Net Interest Income. Net interest income increased by $6,000, or 1.8%, to $340,000 for the three months ended June 30, 2026, compared to $334,000 for the comparable period of 2025. The increase was primarily due to an increase in the average interest rate spread to 3.11% for the three months ended June 30, 2026, from 2.82% for the three months ended June 30, 2025, as the cost of funds decreased as higher paying certificates of deposit that matured were not renewed. The ability to shift our funding mix and rates was due to the completion of our stock offering and conversion in January of 2025.

Provision for Credit Losses. We made no provision for credit losses in either the three months ended June 30, 2026 or 2025. Our total non-performing assets as of June 30, 2026, and 2025 were $67,000 and $73,000, respectively. The allowance for credit losses was $185,000 at June 30, 2026, representing 276% of non-performing assets at June 30, 2026. As of June 30, 2026, we had one loan totaling $67,000 that was on nonaccrual. No additional provision for credit losses was deemed necessary in the loan portfolio.

Noninterest Income. Noninterest income decreased $3,000 to $5,000 for the three months ended June 30, 2026. Noninterest income is comprised of customer service charges and rental income.

Noninterest Expense. Noninterest expense increased by $24,000, or 6.2%, to $410,000 for the three months ended June 30, 2026, compared to $386,000 for the comparable period of 2025. The increase in noninterest expense was due to additional salary and employee benefit expenses of $45,000 and higher other expenses of $14,000 offset partially by a reduction in accounting and auditing fees of $10,000 and advertising expenses of $17,000.

Salaries and employee benefits increased due to hiring an officer in June 2025 who replaced the former accounting staff, netting additional salary costs of $21,000 during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This position also replaced outsourced accounting expenses which resulted in less accounting and auditing expenses of $27,000 during the three months ended June 30, 2026 compared to 2025.

On June 1, 2026, the Company hired a new President and the former President transitioned to the Executive Chairman role. The former president had a salary reduction as his work commitment decreased. The net additional payroll expense was $6,000 during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Salaries and employee benefits also increased due to incurring stock compensation expense of $14,000 from stock awards granted. The Company granted equity awards under the 2025 Stock Option Plan and the 2025 Recognition and the Retention Plan in November 2025 and started recording expenses at that time.

Accounting and auditing expenses decreased due to hiring an officer in June 2025 and reducing contract accounting costs as discussed above. This was offset by an increase of $10,000 in auditing expenses due to additional regulatory filings required during the current year.

Advertising expenses decreased as the Company did not run promotional ads during the three months ended June 30, 2026, compared to incurring $17,000 of expense in the three months ended June 30, 2025.

Other expenses increased $14,000 for the three months ended June 30, 2026, from the three months ended June 30, 2025, due to incurring membership fees in the OTC Market for the first year. Other expenses also increased due to the timing of the Company’s annual meeting. The annual meeting was held in May 2026 in the current year and in September 2025 for the previous year.

Income Tax Provision (Benefit). We had no income taxes recorded for the three months ended June 30, 2026, compared to an income tax benefit of $8,000 for the comparable period of 2025. The Company provided a valuation allowance at December 31, 2025, for the net deferred tax asset recorded. This is due to recent operating losses. Since 2024, the Company has experienced higher noninterest expenses primarily related to additional costs since its mutual to stock conversion and becoming a public company. The Company will continue to evaluate the need for a valuation allowance against these deferred items and will adjust the valuation allowance as deemed appropriate. Both positive and negative information is included in the evaluation which includes a history of recent cumulative losses and near-term expectations, and risks associated with estimates of future income. An objective history of recent losses generally provides better evidence in the evaluation than a subjective estimate of future income.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

General. We had a net loss of $134,000 for the six months ended June 30, 2026, compared to a net loss of $66,000 for the comparable period of 2025. This $68,000 increase in the net loss was due to an increase of $65,000 in total noninterest expense and a $16,000 effect of income taxes offset partially by an increase of $17,000 in net interest income.

Interest Income. Interest income decreased by $27,000 or 3.3% to $779,000 in the six months ended June 30, 2026, from $806,000 in the comparable period of 2025. The decrease was primarily due to a decrease of $51,000 in other interest income offset by an increase of $24,000 in loan interest and fee income.

Other interest income decreased by $51,000 primarily due to earning less interest on deposits with other banks. The due from bank average balance decreased by $1.4 million due to conversion proceeds held on deposit during the prior year. Interest on deposits with other banks also decreased as the average yield on deposits decreased from 4.53% in 2025 to 3.70 % in 2026. The Federal Reserve reduced the federal funds rate three times in 2025 starting in September 2025.

Loan income increased $24,000 as the average yield on loans increased from 4.31% in 2025 to 4.52% in 2026 due to new loan originations having higher rates than on loans that were paid off.

Interest Expense. Total interest expense decreased by $44,000 or 30.8% to $99,000 for the six months ended June 30, 2026, from $143,000 for the comparable period of 2025. The decrease was primarily due to the decrease in the amount of and the yield on certificates of deposit during the six months ended June 30, 2026 compared to 2025. The average balance of certificates of deposit declined during the six months ended June 30, 2026, by $1.7 million as we elected not to renew higher average rate term deposits that matured during the period. The average rate paid on certificates of deposit decreased to 3.07% in the six months ended June 30, 2026, from 3.55% for the six months ended June 30, 2025, reflecting the roll-off of higher rate certificates of deposits.

Net Interest Income. Net interest income increased by $17,000, or 2.6%, to $680,000 for the six months ended June 30, 2026, compared to $663,000 for the comparable period of 2025. The increase was primarily due to an increase in the average interest rate spread to 3.07% for the six months ended June 30, 2026, from 2.63% for the six months ended June 30, 2025, as the cost of funds decreased as higher paying certificate of deposits that matured were not renewed. The ability to shift our funding mix and rates was due to the completion of our stock offering and conversion in January of 2025.

Provision for Credit Losses. We made no provision for credit losses in either the six months ended June 30, 2026 or 2025. Our total non-performing assets as of June 30, 2026 and 2025 were $67,000 and $73,000, respectively. The allowance for credit losses was $185,000 at June 30, 2026, representing 276% of non-performing assets at June 30, 2026. As of June 30, 2026, we had one loan totaling $67,000 that was on nonaccrual. No additional provision for credit losses was deemed necessary in the loan portfolio.

Noninterest Income. Noninterest income decreased $4,000 to $13,000 for the six months ended June 30, 2026. Noninterest income is comprised of customer service charges and rental income.

Noninterest Expense. Noninterest expense increased by $65,000, or 8.5%, to $827,000 for the six months ended June 30, 2026, compared to $762,000 for the comparable period of 2025. The increase in noninterest expense was due to additional salary and employee benefit expenses of $87,000 and higher other expenses of $18,000 offset partially by a decrease in advertising expenses of $18,000.

Salaries and employee benefits increased due to hiring an officer in June 2025 who replaced the former accounting staff, netting additional salary costs of $42,000 during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

On June 1, 2026, the Company hired a new President and the former President transitioned to the Executive Chairman role. The former president had a salary reduction as his work commitment decreased. The net additional payroll expense was $6,000 during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Salaries also increased due to incurring stock compensation expense of $28,000 from stock awards granted. The Company granted equity awards under the 2025 Stock Option Plan and the 2025 Recognition and the Retention Plan in November 2025 and started recording expenses at that time.

Advertising expenses decreased as the Company did not run promotional ads during the six months ended June 30, 2026, compared to incurring $18,000 of expense in the six months ended June 30, 2025.

Other expenses increased $18,000 for the six months ended June 30, 2026, from the six months ended June 30, 2025, due to incurring membership fees in the OTC Market for the first year. Other expenses also increased due to the timing of the Company’s annual meeting. The annual meeting was held in May 2026 in the current year and in September 2025 for the previous year.

Income Tax Provision (Benefit). We had no income taxes recorded for the six months ended June 30, 2026, compared to an income tax benefit of $16,000 for the comparable period of 2025. The Company provided a valuation allowance at December 31, 2025, for the net deferred tax asset recorded. This is due to recent operating losses. Since 2024, the Company has experienced higher noninterest expenses primarily related to additional costs since its mutual to stock conversion and becoming a public company. The Company will continue to evaluate the need for a valuation allowance against these deferred items and will adjust the valuation allowance as deemed appropriate. Both positive and negative information is included in the evaluation which includes a history of recent cumulative losses and near-term expectations, and risks associated with estimates of future income. An objective history of recent losses generally provides better evidence in the evaluation than a subjective estimate of future income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans, and to a lesser extent borrowings. We have the ability to borrow from the Federal Home Loan Bank of Dallas. We did not utilize any FHLB advances in 2026 or 2025.

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

We are committed to maintaining a strong liquidity position. We monitor our liquidity on a daily basis and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits can be retained. At June 30, 2026, certificates of deposit that are scheduled to mature within the next 12 months totaled $5.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

At June 30, 2026, the Association was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 7 of the notes to the unaudited consolidated financial statements as of and for the six months ended June 30, 2026.

At June 30, 2026, we had $2.2 million of outstanding commitments to originate loans, which included $1.1 million in revolving lines of credit, and $1.1 million in residential construction loans. At June 30, 2026, none of our revolving lines of credit related to commercial real estate loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on such evaluation, management concluded that the Company’s controls and procedures were not effective at June 30, 2026 and December 31, 2025, due to identifying a material weakness in internal controls over the allowance for credit losses as management did not maintain sufficient evidence of an independent review of the estimate.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management continues to document its independent review of the allowance for credit losses and believes the processes are sufficient to ensure its accuracy. However, the weakness will not be considered fully remediated until the controls operate for a sufficient period of time for management to test the results for operating effectiveness. We continue to test the process periodically to ensure continued compliance.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On November 20, 2025, the Company's board of directors authorized a share repurchase program that authorizes the Company to repurchase up to 33,350 shares, or 4.0%, of its then outstanding common stock. The table below sets forth information regarding purchases of our common stock made during the three months ended June 30, 2026, under that program. The program expired on May 20, 2026.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
April 2026	-	$-	-	31,888
May 2026	-	-	-	31,888
June 2026	-	-	-	31,888
Total	-	$-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

Magnolia Bancorp, Inc.
(Registrant)

Date: August 11, 2026	/s/ Robert W. Kimbro
Robert W. Kimbro
President and Chief Executive Officer

Date: August 11, 2026	/s/ Donice Wagner
Donice Wagner
Executive Vice President and Chief Financial Officer