Form 10-Q
period 2026-09-30
Magnolia Bancorp, Inc.
filed 2026-11-06
CIK 2033615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

☐ Yes         ☒ No

Number of shares of common stock outstanding as of November 3, 2026: 832,288

Item 1. Financial Statements

MAGNOLIA BANCORP, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and due from banks	$2,601	$4,513
Loans receivable	31,454	30,904
Allowance for credit losses	(185)	(185)
Loans receivable, net	31,269	30,719

Accrued interest receivable	50	66
Property and equipment, net	1,465	1,497
Federal Home Loan Bank stock, at cost	378	367
Other assets	48	234
TOTAL ASSETS	$35,811	$37,396

LIABILITIES
Deposits:
Interest bearing deposits	$14,392	$15,193
Noninterest bearing deposits	769	1,659
Total deposits	15,161	16,852
Advance payments by borrowers for insurance and taxes	733	485
Accrued expense and other liabilities	121	63
Total Liabilities	16,015	17,400

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value - 6,000,000 shares authorized; 832,288 and 833,750 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	8	8
Additional paid-in capital	6,914	6,887
Unearned Recognition and Retention Plan Stock – 4,000 and 0 shares at September 30, 2026 and December 31, 2025, respectively.	(55)	-
Unearned ESOP stock- 62,809 and 64,476 shares at September 30, 2026 and December 31,2025, respectively	(628)	(645)
Retained earnings	13,557	13,746
Total Stockholders' Equity	19,796	19,996

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,811	$37,396

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$354	$340	$1,043	$1,005
Other	34	38	124	179
Total interest income	388	378	1,167	1,184
Interest Expense
Deposits	48	47	147	190
Total interest expense	48	47	147	190
Net interest income	340	331	1,020	994
Provision for credit losses	-	-	-	-
Net interest income after provision for credit losses	340	331	1,020	994
Noninterest Income
Service charges on deposit accounts	2	1	5	5
Other income	5	8	15	21
Total noninterest income	7	9	20	26
Noninterest Expense
Salaries and employee benefits	224	210	686	585
Occupancy and equipment	32	31	94	95
Data processing	33	34	96	91
Accounting and auditing expenses	45	41	167	167
General insurance	14	24	51	68
Legal fees	16	16	41	49
Advertising	2	4	2	22
Automobile depreciation and expense	5	6	11	19
Correspondent charges	5	4	14	13
Other expenses	26	30	67	53
Total noninterest expense	402	400	1,229	1,162
Loss before income taxes	(55)	(60)	(189)	(142)
Income tax benefit	-	(12)	-	(28)
Net Loss	$(55)	$(48)	$(189)	$(114)

Loss per share - basic and diluted	$(.07)	$(.06)	$(.25)	$(.15)
Weighted average shares outstanding	768,636	768,440	769,186	767,884

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(dollars in thousands)

	Common Shares Issued	Common Stock	Additional paid-in capital	Unearned Recognition and Retention Plan Stock	Unearned ESOP Stock	Retained Earnings	Total Stockholders' Equity
Balance, June 30, 2025	833,750	$8	$6,879	$-	$(656)	$13,850	$20,081
Issuance cost of common stock	-	-	-	-	-	-	-
ESOP shares committed to be released	-	-	-	-	6	-	6
Net loss	-	-	-	-	-	(48)	(48)
Balance, September 30, 2025	833,750	$8	$6,879	$-	$(650)	$13,802	$20,039

Balance, June 30, 2026	832,288	$8	$6,900	$-	$(634)	$13,612	$19,886
ESOP shares committed to be released	-	-	2	-	6	-	8
Stock purchased to fund the 2025 Recognition and Retention Plan	-	-	-	(55)	-	-	(55)
Stock compensation	-	-	12	-	-	-	12
Net loss	-	-	-	-	-	(55)	(55)
Balance, September 30, 2026	832,288	$8	$6,914	$(55)	$(628)	$13,557	$19,796

	Common Shares Issued	Common Stock	Additional paid-in capital	Unearned Recognition and Retention Plan Stock	Unearned ESOP Stock	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2024	-	$-	$-	$-	$-	$13,916	$13,916
Issuance of common stock	833,750	8	6,879	-	-	-	6,887
Purchase of common shares ESOP, 66,700 shares	-	-	-	-	(667)	-	(667)
ESOP shares committed to be released	-	-	-	-	17	-	17
Net loss	-	-	-	-	-	(114)	(114)
Balance, September 30, 2025	833,750	$8	$6,879	$-	$(650)	$13,802	$20,039

Balance, December 31, 2025	833,750	$8	$6,887	$-	$(645)	$13,746	$19,996
ESOP shares committed to be released	-	-	4	-	17	-	21
Stock purchased to fund the 2025 Recognition and Retention Plan	-	-	-	(55)	-	-	(55)
Stock compensation	-	-	40	-	-	-	40
Repurchase of common stock	(1,462)	-	(17)	-	-	-	(17)
Net loss	-	-	-	-	-	(189)	(189)
Balance, September 30, 2026	832,288	$8	$6,914	$(55)	$(628)	$13,557	$19,796

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(189)	$(114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation	33	43
ESOP expense	21	17
Stock based compensation	40	-
FHLB stock dividends	(11)	(12)
Net change in:
Deferred taxes	-	(27)
Accrued interest receivable and other assets	202	123
Accrued expenses and other liabilities	58	(84)
Net cash provided by (used in) operating activities	154	(54)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans receivable, net	(550)	(647)
Purchases of property and equipment	(1)	-
Net cash used in investing activities	(551)	(647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	(1,691)	(5,373)
Refund of stock subscriptions	-	(1,428)
Proceeds from stock conversion deposited	-	187
Increase in advances by borrowers for insurance and taxes	248	453
Purchase of stock to fund the 2025 Recognition and Retention Plan	(55)	-
Payments to repurchase common stock	(17)	-
Stock issuance costs paid	-	(145)
Net cash used in financing activities	(1,515)	(6,306)

Net change in cash and cash equivalents	(1,912)	(7,007)
Cash and cash equivalents, beginning of period	4,513	9,940
Cash and cash equivalents, end of period	$2,601	$2,933

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$101	$191
Proceeds from stock issuance, net of offering costs	-	6,887

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

Description of Business

The Company is a holding company for Mutual Savings and Loan Association (the “Association”). Mutual Savings and Loan Association was formed in 1885 and is a federally chartered savings and loan. The Association provides financial services primarily to individuals, mainly through the origination of loans for one-to-four family residences through its two branches located in the metropolitan New Orleans area. The Association also accepts deposits in the form of checking, savings and certificates of deposit.

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

Note 2. Loans Receivable

A summary of the balances of loans as of September 30, 2026 and December 31, 2025 is as follows.

	September 30,	December 31,
	2026	2025
	(dollars in thousands)
Residential real estate	$29,866	$30,037
Construction	632	-
Commercial real estate	557	476
Total real estate loans	31,055	30,513
Share loans	200	212
Total loans	31,255	30,725
Unamortized, net deferred loan costs	199	179
Less allowance for credit losses	(185)	(185)
Loans receivable, net	$31,269	$30,719

Loans are stated at the amount of unpaid principal net of unamortized loan costs and exclude accrued interest. Accrued interest is reflected in the accrued interest line item on the consolidated statements of financial condition.

The following tables present an analysis of past due loans as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$364	$67	$29,435	$29,866	$-
Construction	-	-	632	632	-
Commercial real estate	-	-	557	557	-
Share loans	-	-	200	200	-
Loans receivable, total	$364	$67	$30,824	$31,255	$-

	As of December 31, 2025
	30 to 89 days past due	90 days and over past due	Current Loans	Total	Past due greater than 90 days accruing
	(dollars in thousands)
Residential real estate	$-	$136	$29,901	$30,037	$-
Construction	-	-	-	-	-
Commercial real estate	-	-	476	476	-
Share loans	-	-	212	212	-
Loans receivable, total	$-	$136	$30,589	$30,725	$-

Nonaccrual loans for which no related allowance for loan losses was recorded totaled $152,000 and $136,000 at September 30, 2026 and December 31, 2025, respectively, and consisted of residential real estate. The amount of interest income that would have been recorded in the three months ended September 30, 2026, and 2025 is not material.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.

The following table reflects loans by credit quality indicator and origination year at September 30, 2026.

September 30, 2026 (dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Residential Real Estate:
Pass/Watch	$3,361	$4,477	$1,073	$1,574	$4,866	$14,090	$29,714
Special Mention	-	-	-	-	-	152	152
Classified	-	-	-	-	-	-	-
Total	$3,361	$4,477	$1,073	$1,574	$4,866	$14,542	$29,866
Current period gross charge-offs	-	-	-	-	-	-	-

Construction:
Pass/Watch	$290	$342	$-	$-	$-	$-	$632
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$290	$342	$-	$-	$-	$-	$632
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$177	$-	$-	$-	$-	$380	$557
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$177	$-	$-	$-	$-	$380	$557
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$-	$-	$146	$54	$200
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$146	$54	$200
Current period gross charge-offs	-	-	-	-	-	-	-

Total Loans:
Pass/Watch	$3,828	$4,819	$1,073	$1,574	$5,012	$14,824	$31,103
Special Mention	-	-	-	-	-	152	152
Classified	-	-	-	-	-	-	-
Total	$3,828	$4,819	$1,073	$1,574	$5,012	$14,976	$31,255
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-

The following table reflects loans by credit quality indicator and origination year at December 31, 2025.

December 31, 2025 (dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate:
Pass/Watch	$4,814	$1,226	$1,911	$5,039	$4,688	$12,223	$29,901
Special Mention	-	-	-	-	-	136	136
Classified	-	-	-	-	-	-	-
Total	$4,814	$1,226	$1,911	$5,039	$4,688	$12,359	$30,037
Current period gross charge-offs	-	-	-	-	-	-	-

Construction:
Pass/Watch	$-	$-	$-	$-	$-	$-	$-
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-
Current period gross charge-offs	-	-	-	-	-	-	-

Commercial Real Estate:
Pass/Watch	$-	$-	$-	$-	$-	$476	$476
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$476	$476
Current period gross charge-offs	-	-	-	-	-	-	-

Share Loans:
Pass/Watch	$-	$-	$-	$159	$-	$53	$212
Special Mention	-	-	-	-	-	-	-
Classified	-	-	-	-	-	-	-
Total	$-	$-	$-	$159	$-	$53	$212
Current period gross charge-offs	-	-	-	-	-	-	-

Total Loans:
Pass/Watch	$4,814	$1,226	$1,911	$5,198	$4,688	$12,752	$30,589
Special Mention	-	-	-	-	-	136	136
Classified	-	-	-	-	-	-	-
Total	$4,814	$1,226	$1,911	$5,198	$4,688	$12,887	$30,725
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-

The allowance for credit loss represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the statement of financial condition date. The following tables summarize the activity in the allowance for credit losses for the three months and nine months ended September 30, 2026, and 2025.

Three Months Ended September 30, 2026 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$176	$2	$7	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(3)	3	-	-	-
Ending Balances	$173	$5	$7	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	173	5	7	-	185
Total	$173	$5	$7	$-	$185

Three Months Ended September 30, 2025 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$147	$27	$11	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	10	(6)	(4)	-	-
Ending Balances	$157	$21	$7	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	157	21	7	-	185
Total	$157	$21	$7	$-	$185

Nine Months Ended September 30, 2026 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$178	$-	$7	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(5)	5	-	-	-
Ending Balances	$173	$5	$7	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	173	5	7	-	185
Total	$173	$5	$7	$-	$185

Nine Months Ended September 30, 2025 (dollars in thousands)	Residential Real Estate	Construction	Commercial Real Estate	Share Loans	Total
Allowance for Credit Losses
Beginning Balance	$173	$3	$9	$-	$185
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision for credit losses	(16)	18	(2)	-	-
Ending Balances	$157	$21	$7	$-	$185

Ending Balances Allocated to:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-
Collectively Evaluated for Impairment	157	21	7	-	185
Total	$157	$21	$7	$-	$185

In the ordinary course of business, the Company has granted loans to principal officers and directors, and entities in which they have significant ownership or management positions. An analysis of the changes in loans to such borrowers for the nine months ended September 30, 2026 and 2025 follows:

	2026	2025
	(dollars in thousands)
Balance, Beginning	$1,224	$1,286
Additions	-	-
Payments	(43)	(46)
Balance, Ending	$1,181	$1,240

Note 3. Deposits

A summary of deposit balances by type as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Noninterest-bearing deposits	$769	$1,659
Interest-bearing demand deposits	6,185	7,197
Savings deposits	1,965	1,923
Certificates of deposit	6,242	6,073
Total deposits	$15,161	$16,852

Certificates of deposit that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 at September 30, 2026 and December 31, 2025, were $1,794,000 and $1,747,000, respectively.

At September 30, 2026, the scheduled maturities of certificates of deposit were as follows:

Year Ending	Amount
(dollars in thousands)
2026	$617
2027	4,975
2028	573
2029	6
2030	28
Thereafter	43
Total	$6,242

During the normal course of business, the Company accepts deposits from members of the Board of Directors and officers. As of September 30, 2026 and December 31, 2025, these deposits totaled $4,861,000 and $4,822,000. As of September 30, 2026 and December 31, 2025, one customer represented 23% of the total deposits outstanding.

Note 4. Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) represents income available or loss attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the ESOP and the trust are shown as a reduction in stockholders’ equity and are excluded from the weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Denominator
Weighted average common shares outstanding	832,288	833,750	833,019	833,750
Less average unearned unallocated shares	(63,652)	(65,310)	(63,833)	(65,866)
Weighted average shares	768,636	768,440	769,186	767,884

As of September 30, 2026, the Company had 33,347 and 15,280 of unvested stock options and restricted awards which were not included in diluted EPS as their impact was antidilutive.

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

As of September 30, 2026 and December 31, 2025, the Company had commitments to extend credit of $1,700,000 and $1,364,000, respectively.

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

As of September 30, 2026, the most recent notification from the OCC categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Association’s prompt corrective action category.

The Association's actual capital amounts and ratios as of September 30, 2026 and December 31, 2025 are presented in the following tables:

	Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
September 30, 2026 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$17,079	47.41%	$1,441	4.00%	$1,801	5.00%
Common Equity Tier 1	$17,079	94.42%	$814	4.50%	$1,176	6.50%
Tier 1 Risk-Based Capital	$17,079	94.42%	$1,085	6.00%	$1,447	8.00%
Total Risk-Based Capital	$17,265	95.45%	$1,447	8.00%	$1,809	10.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Provisions
December 31, 2025 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$17,209	46.48%	$1,481	4.00%	$1,851	5.00%
Common Equity Tier 1	$17,209	97.62%	$793	4.50%	$1,146	6.50%
Tier 1 Risk-Based Capital	$17,209	97.62%	$1,058	6.00%	$1,410	8.00%
Total Risk-Based Capital	$17,394	98.67%	$1,410	8.00%	$1,763	10.00%

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

The following presents the financial assets that are measured at fair value on a non-recurring basis for each of the fair value hierarchy levels:

September 30, 2026	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans individually evaluated	$-	$418	$-

December 31, 2025	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans individually evaluated	$-	$136	$-

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

The carrying value and estimated fair value of financial instruments are as follows.

September 30, 2026		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$2,601	$2,601	$-	$-
Loans receivable, net	31,269	-	-	28,574
FHLB stock	378	-	378	-
Financial liabilities:
Deposits	$15,161	$-	$-	$16,751

December 31, 2025		Fair Value Measures
(dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,513	$4,513	$-	$-
Loans receivable, net	30,719	-	-	29,106
FHLB stock	367	-	367	-
Financial liabilities:
Deposits	$16,852	$-	$-	$17,445

Note 9. Employee Benefit Plans

In September 2025, the Company’s shareholders approved the adoption of two employee benefit plans, the 2025 Stock Option Plan (Stock Plan) and the 2025 Recognition and Retention Plan (Retention Plan) and related Trust Agreement.

Under the Retention Plan, the Company will contribute sufficient funds to the trust for it to acquire 4% of the shares sold in the offering completed in January 2025 or 33,350 shares. It is expected that the trust will generally acquire these shares through open market purchases. In September 2026, the Company contributed approximately $55,000 to the trust which repurchased 4,000 shares from a shareholder (also an executive officer) at a price approved by the Board. These shares are unallocated until restrictions on awarded shares lapse, generally vesting, and are shown as a reduction of stockholders’ equity.

During the nine-month period ended September 30, 2026, the Company purchased 1,462 shares under its authorized share repurchase program which authorized the Company to repurchase up to 33,350 shares, or 4%, of tis then outstanding shares. These shares were retired when repurchased. The Company’s share repurchase program has expired.

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

Overview

Magnolia conducts its operations primarily through its wholly owned subsidiary, Mutual Savings and Loan Association. The Company’s loan portfolio consists primarily of fixed-rate one-to-four family residential mortgage loans that we have originated. The Company intends to continue our focus on originating fixed-rate one-to-four family residential mortgage loans, and to a lesser extent residential construction loans and home equity lines of credit. The Company also originates commercial real estate loans and multi-family residential loans which represent approximately 1.9% of our loan portfolio at September 30, 2026. We also originate share loans, which are loans secured by deposit accounts at the Company. We generally do not purchase or sell loans. We offer a variety of deposit accounts including checking, savings and certificates of deposit. The Company is subject to regulation and examination by the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board.

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

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. Demand for our loan products is susceptible to changes in overall market lending rates. Markets rates for our fixed rate loan products have generally risen in recent months as the Federal Reserve increased rates during its September meeting in reaction to continued higher levels of inflation than its target rate of inflation. While we have experienced a reduction in our overall cost of funds which has resulted in an increase in our net interest income, we expect this recent rise in rates by the Federal Reserve will increase our overall cost of funds in the future. We have also experienced lower demand for our fixed rate mortgage loans during 2026, which has resulted in continued pressure on loan origination volume. Reduced volume in loan originations has the impact of reducing our net interest income as we generally do not achieve a comparable interest rate for the cash received and invested from loan repayments. In addition, we incur higher noninterest expenses due to fewer deferrals of direct loan origination costs from loans being originated during the period. We expect this trend of reduced loan demand to continue until overall market conditions improve the affordability of homeownership.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our accounting policies for the allowance for credit losses and income taxes comprise those that management believes involve the most critical estimates.

There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as previously disclosed in its Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets were $35.8 million at September 30, 2026, a decrease of $1.6 million, or 4.2%, from $37.4 million at December 31, 2025.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.9 million, or 42.4%, to $2.6 million at September 30, 2026, from $4.5 million at December 31, 2025. The decrease was primarily due to a decrease in deposits.

Loans Receivable, Net. Loans receivable, net, increased by $550,000, or 1.8%, to $31.3 million at September 30, 2026, from $30.7 million at December 31, 2025. Loans increased due to higher loan origination volumes before the more recent increase in market rates for our loan products. We anticipate, given the current market rates, for there to be pressure on loan origination volume.

Deposits. Total deposits decreased by $1.7 million, or 10%, to $15.2 million at September 30, 2026, from $16.8 million at December 31, 2025.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits, but market conditions have affected this strategy. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer deposits.

Total Equity. Total equity decreased by $200,000, or 1%. The decrease was primarily due to our net loss of $189,000 for the first nine months of 2026. In addition, the trust for our 2025 Recognition and Retention Plan purchased 4,000 shares of common stock in August 2026 to partially fund the plan. The purchased shares are shown as a reduction of stockholders’ equity until the restricted stock grants under the plan are earned and distributed.

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

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$30,803	$354	4.60%	$31,195	$340	4.36%
FHLB stock	375	3	3.20	361	4	4.43
Other interest-earning assets	3,462	31	3.58	3,261	34	4.17
Total interest-earning assets	34,640	388	4.48	34,817	378	4.34
Noninterest-earning assets	1,387			1,511
Total assets	$36,027			$36,328
Interest-bearing liabilities:
Savings and NOW accounts(2)	$8,024	3	0.15	$8,773	2	0.09
Certificates of deposit	6,212	45	2.90	5,942	45	3.03
Total interest-bearing liabilities	14,236	48	1.35	14,715	47	1.28
Noninterest-bearing liabilities	1,989			1,561
Total liabilities	16,225			16,276
Total equity	19,802			20,052
Total liabilities and equity	$36,027			$36,328
Net interest-earning assets	$20,404			$20,102
Net interest income; average interest spread		$340	3.13%		$331	3.07%
Net interest margin(3)			3.93%			3.80%
Average interest-earning assets to average interest-bearing liabilities			243.33%			236.61%

_______________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes interest-bearing demand accounts.
(3)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$30,575	$1,043	4.55%	$30,951	$1,005	4.33%
FHLB stock	372	10	3.58	357	12	4.48
Other interest-earning assets	4,120	114	3.69	4,973	167	4.48
Total interest-earning assets	35,067	1,167	4.44	36,281	1,184	4.35
Noninterest-earning assets	1,464			2,062
Total assets	$36,531			$38,343
Interest-bearing liabilities:
Savings and NOW accounts(2)	$8,440	7	0.11	$8,825	6	0.09
Certificates of deposit	6,149	140	3.04	7,190	184	3.41
Total interest-bearing liabilities	14,589	147	1.34	16,015	190	1.58
Noninterest-bearing liabilities	2,047			1,864
Total liabilities	16,636			17,879
Total equity	19,895			20,464
Total liabilities and equity	$36,531			$38,343
Net interest-earning assets	$20,478			$20,266
Net interest income; average interest spread		$1,020	3.09%		$994	2.77%
Net interest margin(3)			3.88%			3.65%
Average interest-earning assets to average interest-bearing liabilities			240.37%			226.54%

_______________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(2)	Includes interest-bearing demand accounts.
(3)	Equals net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2026 vs 2025			Nine Months Ended September 30, 2026 vs 2025
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(dollars in thousands)			(dollars in thousands)
Interest income:
Loans receivable	$19	$(5)	$14	$51	$(13)	$38
FHLB stock	(1)	-	(1)	(2)	-	(2)
Other interest-earning assets	(5)	2	(3)	(30)	(23)	(53)
Total interest income	13	(3)	10	19	(36)	(17)
Interest expense:
Savings and NOW accounts	1	-	1	1	-	1
Certificates of deposit	(2)	2	-	(20)	(24)	(44)
Total interest expense	(1)	2	1	(19)	(24)	(43)
Increase (decrease) in net interest income	$14	$(5)	$9	$38	$(12)	$26

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General. We had a net loss of $55,000 for the three months ended September 30, 2026, compared to a net loss of $48,000 for the comparable period of 2025. This $7,000 increase in the net loss was due to an increase of $2,000 in total noninterest expense, a $12,000 effect of income taxes, and a decrease of $2,000 in noninterest income, which items were partially offset by an increase of $9,000 in net interest income.

Interest Income. Interest income increased by $10,000 or 2.6% to $388,000 in the three months ended September 30, 2026, from $378,000 in the comparable period of 2025. The increase was primarily due to an increase of $14,000 in loan interest and fee income, which was partially offset by a $4,000 decrease in other interest income.

Loan income increased $14,000 due primarily to the average yield on loans increasing from 4.36% in 2025 to 4.60% in 2026 due to new loan originations having higher rates than on loans that have paid off. The higher yield on the loan portfolio was partially offset by a decline of $392,000 in the average outstanding loan balance

Other interest income decreased by $4,000 due primarily to interest earned on deposits with other banks decreasing by $3,000 as the average yield on these deposits decreased from 4.17% in 2025 to 3.58% in 2026. The Federal Reserve reduced the federal funds rate three times in 2025 starting in September 2025.

Interest Expense. Total interest expense increased by $1,000 or 2.1% to $48,000 for the three months ended September 30, 2026, from $47,000 the comparable period of 2025. The increase was due to the increase in the average balance of certificates of deposit during the three months ended September 30, 2026, compared to 2025, offset in part by the reduction in the average rate paid between the periods as we continued to elect not to renew higher rate certificates that matured during the period. The average balance of certificates of deposit increased during the three months ended September 30, 2026, by $270,000, while the average rate paid declined 13 basis points, from 3.03% for the three months ended September 30, 2025, to 2.90% in the three months ended September 30, 2026.

Net Interest Income. Net interest income increased by $9,000, or 2.7%, to $340,000 for the three months ended September 30, 2026, compared to $331,000 for the comparable period of 2025. The increase was primarily due to an increase in the average interest rate spread to 3.13% for the three months ended September 30, 2026, from 3.07% for the three months ended September 30, 2025, as increased yield on our loan portfolio offset the reduction in other interest earning assets and the increase in interest expense incurred on our deposit products.

Provision for Credit Losses. We made no provision for credit losses in either the three months ended September 30, 2026 or 2025. Our total non-performing assets as of September 30, 2026 and 2025 were $152,000 and $72,000, respectively. The allowance for credit losses was $185,000 at September 30, 2026, representing 122% of non-performing assets at September 30, 2026. As of September 30, 2026, we had three loans totaling $152,000 that were on nonaccrual. No additional provision for credit losses was deemed necessary in the loan portfolio.

Noninterest Income. Noninterest income decreased $2,000, or 22%, to $7,000 for the three months ended September 30, 2026. Noninterest income is comprised of customer service charges and rental income.

Noninterest Expense. Noninterest expense increased by $2,000, or 0.5%, to $402,000 for the three months ended September 30, 2026, compared to $400,000 for the comparable period of 2025. The increase in noninterest expense was due to an increase of $14,000 or 6.7% in salary and employee benefit expenses, partially offset by a reduction in general insurance of $10,000 and advertising expenses of $2,000.

Salaries and employee benefits increased $14,000 primarily due to an increase in stock compensation expense and officer salaries. Stock compensation expense increased due to incurring stock compensation expense of $12,000 from stock awards granted. The Company granted equity awards under the 2025 Stock Option Plan and the 2025 Recognition and the Retention Plan in November 2025 and started recording expenses at that time. Officer salaries increased $2,000 due to changes in executive personnel throughout the period.

Accounting and auditing expenses increased $4,000 due to additional auditing and compliance reports completed during the period.

Advertising expense decreased during the three months ended September 30, 2026. The Company incurred approximately $4,000 of advertising expense during the three months ended September 30, 2025 as it continued to wind down its social media advertising campaign. The Company has since resumed its social media advertising program in the current quarter.

Other expenses decreased $4,000 for the three months ended September 30, 2026, from the three months ended September 30, 2025.

Income Tax Provision (Benefit). We had no income taxes recorded for the three months ended September 30, 2026, compared to an income tax benefit of $12,000 for the comparable period of 2025. The Company provided a valuation allowance at December 31, 2025, for the net deferred tax asset recorded. This is due to recent operating losses. Since 2024, the Company has experienced higher noninterest expenses primarily related to additional costs since its mutual to stock conversion and becoming a public company. The Company will continue to evaluate the need for a valuation allowance against these deferred items and will adjust the valuation allowance as deemed appropriate. Both positive and negative information is included in the evaluation which includes a history of recent cumulative losses and near-term expectations, and risks associated with estimates of future income. An objective history of recent losses generally provides better evidence in the evaluation than a subjective estimate of future income.

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and 2025

General. We had a net loss of $189,000 for the nine months ended September 30, 2026, compared to a net loss of $114,000 for the comparable period of 2025. This $75,000 increase in the net loss was due to an increase of $67,000 in total noninterest expense and a $28,000 effect of income taxes offset partially by an increase of $26,000 in net interest income.

Interest Income. Interest income decreased by $17,000 or 1.4% to $1,167,000 in the nine months ended September 30, 2026, from $1,184,000 in the comparable period of 2025. The decrease was primarily due to a decrease of $55,000 in other interest income offset by an increase of $38,000 in loan interest and fee income.

Other interest income decreased by $55,000 primarily due to earning less interest on deposits with other banks. The due from bank average balance decreased by $853,000 due to conversion proceeds held on deposit during the prior year. Interest on deposits with other banks also decreased as the average yield on deposits decreased from 4.48% in 2025 to 3.69 % in 2026. The Federal Reserve reduced the federal funds rate three times in 2025 starting in September 2025.

Loan income increased $38,000 as the average yield on loans increased from 4.33% in 2025 to 4.55% in 2026 due to new loan originations having higher rates than on loans that were paid off.

Interest Expense. Total interest expense decreased by $43,000 or 22.6% to $147,000 for the nine months ended September 30, 2026, from $190,000 for the comparable period of 2025. The decrease was primarily due to the decrease in the amount of and the yield on certificates of deposit during the nine months ended September 30, 2026 compared to 2025. The average balance of certificates of deposit declined during the nine months ended September 30, 2026 by $1.0 million as we elected not to renew higher average rate term deposits that matured during the period. The average rate paid on certificates of deposit decreased to 3.04% in the nine months ended September 30, 2026 from 3.41% for the nine months ended September 30, 2025, reflecting the roll-off of higher rate certificates of deposit.

Net Interest Income. Net interest income increased by $26,000, or 2.6%, to $1,020,000 for the nine months ended September 30, 2026, compared to $994,000 for the comparable period of 2025. The increase was primarily due to an increase in the average interest rate spread to 3.09% for the nine months ended September 30, 2026 from 2.77% for the nine months ended September 30, 2025, as the cost of funds decreased as higher paying certificates of deposit that matured were not renewed. The ability to shift our funding mix and rates was due to the completion of our stock offering and conversion in January of 2025.

Provision for Credit Losses. We made no provision for credit losses in either the nine months ended September 30, 2026 or 2025. Our total non-performing assets as of September 30, 2026 and 2025 were $152,000 and $72,000, respectively. The allowance for credit losses was $185,000 at September 30, 2026, representing 122% of non-performing assets at September 30, 2026. As of September 30, 2026, we had three loans totaling $152,000 that were on nonaccrual. No additional provision for credit losses was deemed necessary in the loan portfolio.

Noninterest Income. Noninterest income decreased $6,000 to $20,000 for the nine months ended September 30, 2026. Noninterest income is comprised of customer service charges and rental income.

Noninterest Expense. Noninterest expense increased by $67,000, or 5.8%, to $1,229,000 for the nine months ended September 30, 2026, compared to $1,162,000 for the comparable period of 2025. The increase in noninterest expense was due to additional salary and employee benefit expenses of $101,000 and higher other expenses of $14,000 offset partially by a $20,000 decrease in advertising expenses and a $17,000 decrease in general insurance.

Salaries and employee benefits increased $101,000 primarily due to an increase in officer salaries and stock compensation expense. Stock compensation expense increased due to incurring stock compensation expense of $29,000 from stock awards granted. The Company granted equity awards under the 2025 Stock Option Plan and the 2025 Recognition and Retention Plan in November 2025 and started recording expenses at that time. Officer salaries increased $72,000 due to changes in executive personnel throughout the period.

Advertising expense decreased during the nine months ended September 30, 2026. The Company incurred approximately $22,000 of advertising expense during the nine months ended September 30, 2025 as the Company ran promotional ads and participated in social media advertising which winded down in the third quarter of 2025. The Company has since resumed its social media advertising program in the current quarter.

Other expenses increased $14,000 for the nine months ended September 30, 2026 from the nine months ended September 30, 2025, due to incurring membership fees in the OTC Market for the first year.

Income Tax Provision (Benefit). We had no income taxes recorded for the nine months ended September 30, 2026, compared to an income tax benefit of $28,000 for the comparable period of 2025. The Company provided a valuation allowance at December 31, 2025 for the net deferred tax asset recorded. This is due to recent operating losses. Since 2024, the Company has experienced higher noninterest expenses primarily related to additional costs since its mutual to stock conversion and becoming a public company. The Company will continue to evaluate the need for a valuation allowance against these deferred items and will adjust the valuation allowance as deemed appropriate. Both positive and negative information is included in the evaluation which includes a history of recent cumulative losses and near-term expectations, and risks associated with estimates of future income. An objective history of recent losses generally provides better evidence in the evaluation than a subjective estimate of future income.

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

We are committed to maintaining a strong liquidity position. We monitor our liquidity on a daily basis and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits can be retained. At September 30, 2026, certificates of deposit that are scheduled to mature within the next 12 months totaled $5.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

At September 30, 2026, the Association was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 7 of the notes to the unaudited consolidated financial statements as of and for the nine months ended September 30, 2026.

At September 30, 2026, we had $1.7 million of outstanding commitments to originate loans, which included $1.1 million in revolving lines of credit, and $.6 million in residential construction loans. At September 30, 2026, none of our revolving lines of credit related to commercial real estate loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2026. Based on such evaluation, management concluded that the Company’s controls and procedures were not effective at September 30, 2026 and December 31, 2025, due to identifying a material weakness in internal controls over the allowance for credit losses as management did not maintain sufficient evidence of an independent review of the estimate.

During the quarter ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management continues to document its independent review of the allowance for credit losses and believes the processes are sufficient to ensure its accuracy. However, the weakness will not be considered fully remediated until the controls operate for a sufficient period of time for management to test the results for operating effectiveness. We continue to test the process periodically to ensure continued compliance.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On November 20, 2025, the Company's board of directors authorized a share repurchase program that authorizes the Company to repurchase up to 33,350 shares, or 4.0%, of its then outstanding common stock. The table below sets forth information regarding purchases of our common stock made during the three months ended September 30, 2026, under that program. The program expired on May 20, 2026, and the Company did not repurchase any shares of its common stock under that program during the three months ended September 30, 2026.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
July 2026	-	$-	-	31,888
August 2026	-	-	-	31,888
September 2026	-	-	-	31,888
Total	-	$-

While the Company did not repurchase any shares of common stock during the three months ended September 30, 2026, the trust for our 2025 Recognition and Retention Plan purchased 4,000 shares of common stock in August 2026 from an executive officer to partially fund the plan at a price of $13.71 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

Magnolia Bancorp, Inc
(Registrant)

Date: November 6, 2026	/s/ Michael L. Hurley
Michael L. Hurley
Executive Chair and Chief Executive Officer

Date: November 6, 2026	/s/ Robert W. Kimbro
Robert W. Kimbro
President and Chief Financial Officer